Form 10-Q
period 1993-12-30
GERBER PRODUCTS CO
filed 1994-02-09
CIK 41130

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------

                     Washington, D.C.  20549


           QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                      Commission file number
 December 31, 1993                                  l-4007


                     GERBER PRODUCTS COMPANY
                     -----------------------

(Exact name of Registrant as specified in its charter)

      Michigan                                    38-0558270
      --------                                    ----------
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

445 State Street, Fremont, Michigan                  49413
- -----------------------------------                  -----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  616-928-2000

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes _X_              No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of January 31, 1994, 69,350,417 shares of the issuer's common stock, $2.50 par value, were outstanding.

                      PART 1 - FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 GERBER PRODUCTS COMPANY AND SUBSIDIARIES


                                          DECEMBER 31,  MARCH 31,
                                             1993         1993
                                         -------------- ---------
                                          (Thousands of Dollars)

               ASSETS

Current assets:
   Cash and cash equivalents                 $ 40,470   $ 95,390
   Short-term investments                                 24,938
   Trade accounts receivable, less
      allowances                               93,422    103,073
   Reinsurance receivables - NOTE B            36,346     38,068
   Inventories:
      Finished products                       106,253    112,816
      Work-in-process                          31,389     24,375
      Raw materials and supplies               56,899     57,578
                                             --------   --------
                                              194,541    194,769
   Deferred income taxes                       35,731     36,510
                                             --------   --------
      TOTAL CURRENT ASSETS                    400,510    492,748
Other assets:
   Investments held by insurance operations   121,831    101,822
   Deferred policy acquisition costs           63,950     57,055
   Prepaid pension costs                       58,787     54,754
   Deferred income taxes                        2,751      2,824
   Miscellaneous                               79,025     49,393
                                             --------   --------
      TOTAL OTHER ASSETS                      326,344    265,848
Land, buildings and equipment:
   Cost                                       418,109    400,384
   Allowances for depreciation               (175,424)  (164,540)
                                             --------   --------
      TOTAL LAND, BUILDINGS AND EQUIPMENT     242,685    235,844
                                             --------   --------
                                             $969,539   $994,440
                                             ========   ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                     $ 29,820   $ 10,557
   Trade accounts payable                      46,637     53,179
   Salaries, wages and other compensation      38,150     35,469
   Local taxes, interest and other expenses    74,896     93,546
   Income taxes                                14,030     24,810
   Policy claims and reserves                  53,187     48,042
   Current maturities of long-term debt         1,079      1,017
                                             --------   --------
      TOTAL CURRENT LIABILITIES               257,799    266,620

Long-term debt                                116,264    116,831
Future policy benefits                        104,378     94,384
Postretirement benefits obligation            155,901    150,138
Shareholders' equity
   Common stock - issued and outstanding:
      December 31 - 69,341,947 shares;
      March 31 - 72,060,375 shares            173,355    180,151
   Retained earnings                          185,395    209,344
   Foreign currency translation adjustments    (3,945)    (3,266)
   Unearned restricted stock compensation      (2,351)    (1,808)
   Unearned ESOP compensation                 (17,257)   (17,954)
                                             --------   --------
                                              335,197    366,467
                                             --------   --------
                                             $969,539   $994,440
                                             ========   ========
Subject to audit and year-end adjustments.

See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 GERBER PRODUCTS COMPANY AND SUBSIDIARIES

                                              NINE MONTHS ENDED
                                                 DECEMBER 31
                                             ------------------
                                               1993      1992
                                             --------  --------
                                           (Thousands of Dollars)

Net sales and revenue                        $866,605  $959,435
Interest, royalties & other income             20,435    17,508
                                             --------  --------
      TOTAL INCOME                            887,040   976,943
Deductions from income:
   Cost of products sold and services
      provided                                466,087   544,760
   Marketing, distribution, administrative
      and general expenses                    276,676   284,326
   Interest expense                             9,209     9,824
                                             --------  --------
      TOTAL DEDUCTIONS                        751,972   838,910
                                             --------  --------
      EARNINGS BEFORE INCOME TAXES            135,068   138,033
Income taxes                                   47,085    48,240
                                             --------  --------
      EARNINGS BEFORE CUMULATIVE EFFECT
            OF ACCOUNTING CHANGES              87,983    89,793
Cumulative effect of accounting
   changes-NOTE B                                       (90,390)
                                             --------  --------
      NET EARNINGS (LOSS)                    $ 87,983  $   (597)
                                             ========  ========
Earnings per share on average shares
   outstanding of 69,712,465 for 1993
   and 74,183,045 for 1992:

   Before cumulative effect of accounting
      changes                                $   1.26  $   1.21
   Cumulative effect of accounting
      changes - NOTE B                                    (1.22)
                                             --------  --------
      NET EARNINGS (LOSS) PER SHARE          $   1.26  $  (0.01)
                                             ========  ========
Dividends per share                          $   0.635 $   0.59
                                             ========= ========
Subject to audit and year-end adjustments.

See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 GERBER PRODUCTS COMPANY AND SUBSIDIARIES

                                             THREE MONTHS ENDED
                                                 DECEMBER 31
                                            --------------------
                                               1993      1992
                                             --------  --------
                                           (Thousands of Dollars)

Net sales and revenue                        $272,970  $299,235
Interest, royalties & other income              6,581     6,963
                                             --------  --------
      TOTAL INCOME                            279,551   306,198
Deductions from income:
   Cost of products sold and services
      provided                                146,699   172,602
   Marketing, distribution, administrative
      and general expenses                     87,684    93,096
   Interest expense                             3,133     3,210
                                             --------  --------
      TOTAL DEDUCTIONS                        237,516   268,908
                                             --------  --------
      EARNINGS BEFORE INCOME TAXES             42,035    37,290
Income taxes                                   14,103    12,676
                                             --------  --------
      NET EARNINGS                           $ 27,932  $ 24,614
                                             ========  ========
Earnings per share on average shares
   outstanding of 69,335,703 for 1993
   and 74,162,708 for 1992:                  $    .40  $    .33
                                             ========  ========
Dividends per share                          $    .215 $    .205
                                             ========= =========
Subject to audit and year-end adjustments.

See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 GERBER PRODUCTS COMPANY AND SUBSIDIARIES

                                              NINE MONTHS ENDED
                                                 DECEMBER 31
                                           ----------------------
                                               1993      1992
                                             --------  --------
                                           (Thousands of Dollars)
CASH FROM OPERATIONS
   Net earnings (loss)                       $ 87,983  $   (597)
   Adjustments to reconcile net earnings
     (loss) to cash from operating activities:
      Cumulative effect of accounting changes            90,390
      Depreciation and amortization            27,252    26,597
      Deferred income taxes                       852    (1,444)
      Policy acquisition costs deferred       (12,336)  (14,692)
      Other                                    (4,747)   (7,592)
      Changes in operating assets and
          liabilities:
            Trade accounts receivables          8,961    31,510
            Inventories                        (2,981)  (17,081)
            Reinsurance receivables             1,722    (4,046)
            Other assets                       (1,017)   (7,435)
            Trade accounts payable and
              accrued expenses                (30,296)  (15,587)
            Policy claims and future
              policy benefits                  15,139    17,196
                                             --------  --------
          CASH FROM OPERATING ACTIVITIES       90,532    97,219

INVESTING ACTIVITIES
   Purchases of land, buildings and
      equipment                               (35,158)  (49,890)
   Proceeds from sale of land, buildings
      and equipment                             5,868     4,828
   Purchases of investments by insurance
      operations                              (82,077)  (63,927)
   Sale or maturity of investments held by
      insurance operations                     64,674    56,394
   Decrease in short-term investments          24,938    15,524
   Increase in long-term investments          (25,825)
   Other                                        1,484    (4,718)
                                             --------  --------
          CASH USED IN INVESTING
            ACTIVITIES                        (46,096)  (41,789)

FINANCING ACTIVITIES
   Net increase (decrease) in short-term
      borrowings                               20,697    (1,284)
   Payments of long-term debt                    (505)   (3,452)
   Cash dividends                             (44,217)  (43,779)
   Repurchase of shares of common stock       (75,315)  (33,942)
   Issuance of shares under stock option
      plans                                       535     4,027
   Other                                         (551)    1,759
                                             --------  --------
           CASH USED IN FINANCING ACTIVITIES  (99,356)  (76,671)
                                             --------  --------
   DECREASE IN CASH AND CASH EQUIVALENTS      (54,920)  (21,241)

Cash and cash equivalents at beginning of
     year                                      95,390    64,211
                                             --------  --------
           CASH AND CASH EQUIVALENTS
               AT END OF PERIOD               $40,470  $ 42,970
                                             ========  ========

(  ) Denotes use of cash and cash equivalents.

Subject to audit and year-end adjustments.

See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            GERBER PRODUCTS COMPANY AND SUBSIDIARIES
                NINE MONTHS ENDED DECEMBER 31, 1993


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1993, are not necessarily indicative of the results that may be expected for the year ending March 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended March 31, 1993.


NOTE B - ADOPTION OF NEW ACCOUNTING STANDARDS

During the fourth quarter of fiscal 1993, the company elected to adopt the provisions of Financial Accounting Standards Board
(FASB) Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement No. 112, "Employers' Accounting for Postemployment Benefits." The company recorded an after-tax charge of $90,390,000 ($1.22 per share) as of April 1, 1992 as the cumulative effect of accounting changes. In addition, adoption of the new Statements resulted in an increase in after-tax charges of $5,667,000 ($.08 per share) for the additional ongoing expenses related to the nine months ended December 31, 1992 and $1,888,000 ($.03 per share) related to the three months ended December 31, 1992. Fiscal 1993 quarterly results were restated to reflect the adoption of these statements.

In December 1992, the FASB issued Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". This statement eliminates the practice of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. The company's insurance subsidiary adopted Statement No. 113 as of April 1, 1993. The prior year consolidated statements of financial position and cash flows have been restated to conform to this presentation. This accounting change will have no effect on earnings.

NOTE C - LEGAL MATTERS

On December 31, 1992, a food wholesale distributor filed suit against the company and its principal competitors. The suit alleges price fixing in the United States baby food industry. Since that date, several similar lawsuits have been filed by other food distributors and on behalf of indirect purchasers. The initial lawsuit filed on behalf of direct purchasers has been certified as a class action. The lawsuits do not state specific damage amounts and the potential liability, if any, is not determinable since discovery on the merits of the case is just beginning. Management believes the suits are without merit and intends to contest the suits vigorously. These claims when finally concluded, in the opinion of management, based upon the information it presently possesses, will not have a material adverse effect on the company's consolidated financial position.

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES  - December 31, 1993, compared to
March 31, 1993:

Cash provided by operating activities amounted to $90,532,000. Other sources of cash included an increase in short-term borrowings of $20,697,000 and a decrease in short-term investments of $24,938,000, resulting from the collection of trade receivables purchased on a discounted basis under an investment agreement terminated during the first quarter. These funds, along with the cash proceeds from the February 10, 1993 sale of Buster Brown Apparel, Inc., were used to pay dividends of $44,217,000 and to repurchase 2,682,900 shares of stock at a cost of $75,315,000. Additions to land, buildings and equipment, which consisted primarily of renewals and replacements to maintain and improve existing capacity, amounted to $35,158,000 during the period. The growth of the Company's insurance subsidiary resulted in an increase in investments held by insurance operations of $20,009,000.

On August 2, 1993, the company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $150,000,000 of debt securities, preferred stock and other securities (including convertible securities). The timing and amount of securities to be issued, if any, has not been determined.

RESULTS OF OPERATIONS BY SEGMENT - Nine months ended December 31, 1993, compared to nine months ended December 31, 1992 (in thousands):
                      Sales and Revenue   Operating Profit (Loss)
                       1993       1992       1993       1992
                      ------------------  ----------------------
Food and Baby Care
  Food                $589,967  $597,347
  Baby Care             73,965    72,009
                      --------   --------
                       663,932   669,356    $131,740  $136,511

Apparel Group          128,080   226,763       8,173    10,742
Other                   74,593    63,316      10,770     7,942
                      --------  --------    --------  --------
                      $866,605  $959,435     150,683   155,195
                      ========  ========
Corporate
  Interest expense                            (9,209)   (9,824)
  Investment income                            6,484     5,666
  General corporate expense                  (12,890)  (13,004)
                                             -------   -------
                                             135,068   138,033
Income taxes                                  47,085    48,240
                                             -------   -------
Earnings Before Cumulative Effect
  of Accounting Changes                       87,983    89,793
Cumulative Effect of
  Accounting Changes                                   (90,390)
                                             -------   --------

Net Earnings (Loss)                         $ 87,983  $   (597)
                                            ========  ========

Food sales declined by $7,380,000, or 1.2%, due to a 4.5% decline in domestic baby food volumes partially offset by price increases and higher international sales. The domestic baby food volume decline was due to a lower birth rate and reduced consumption levels. Baby care sales increased by $1,956,000, or 2.7%, due to higher domestic and international sales volumes. International food and care sales increased by $5,878,000, or 6.5%, to $96,999,000. Gross margin dollars increased as slightly higher selling prices and lower product costs were partially offset by the lower sales volumes. Operating expenses increased due to higher consumer promotional expenditures and increased expenses resulting from continued expansion into international markets. Operating income also benefitted from Gerber Baby Formula increasing over the prior year due to higher sales volumes realized by our licensee. Food and baby care operating income declined by $4,771,000, or 3.5%.

Apparel sales declined by $98,683,000, or 43.5%. Prior year sales include $100,093,000 of sales by the Company's Buster Brown apparel unit which was sold in last year's fourth quarter. Excluding Buster Brown, sales increased by $1,410,000, or 1.1%, due to higher sleepwear and bed & bath sales, partially offset by lower diaper and playwear sales and lower international sales. Operating expenses declined due to lower administrative expenses. Current year results include $1,750,000 of insurance proceeds received in the second quarter from the settlement of a fire loss occuring in the prior year. Excluding Buster Brown, operating income increased by $2,796,000, or 52%.

Revenue for the Other segment, which now includes only Gerber Life Insurance Company, increased by $11,277,000, or 17.8%. Results for the current year include $2,606,000 of capital gains from the sale of investments as compared to $1,608,000 in the prior year. Excluding the effect of capital gains, operating income increased by $1,830,000, or 28.9%.

Interest expense declined due to the divestiture of Buster Brown and a lower level of debt than the prior year. Investment income increased due to higher earnings from our 49%-owned Mexican subsidiary.

Earnings before the cumulative effect of accounting changes decreased by $1,810,000. Earnings per share before the cumulative effect of accounting changes increased by $.05 per share. As a result of a share repurchase program in the first quarter, average shares outstanding decreased from 74,183,000 to 69,712,000. Net earnings and net earnings per share for the prior year include a charge of $90,390,000 ($1.22 per share) for the cumulative effect of the fourth quarter adoption of FASB Statements No. 106 and 112 as of April 1, 1992 (see Note B to the Consolidated Financial Statements).

Three months ended December 31, 1993, compared to three months ended December 31, 1992 (in thousands):

                      Sales and Revenue   Operating Profit (Loss)
                       1993       1992       1993       1992
                      ------------------  ----------------------
Food and Baby Care
  Food               $181,760   $179,415
  Baby Care            22,808     20,987
                     --------   --------
                      204,568    200,402   $ 41,818    $ 36,330

Apparel Group          43,889     77,630      1,810       3,450
Other                  24,513     21,203      3,486       3,396
                     --------   --------   --------    ---------
     TOTAL           $272,970   $299,235     47,114      43,176
                     ========   ========
Corporate
  Interest expense                           (3,133)     (3,210)
  Investment income                           2,352       1,775
  General corporate expense                  (4,298)     (4,451)
                                           --------    --------
Earnings Before Taxes                        42,035      37,290
Income taxes                                 14,103      12,676
                                           --------    --------
Net Earnings                                $27,932     $24,614
                                            =======     =======

Food sales increased by $2,345,000, or 1.3%, due to international sales volume increases and slight domestic price increases partially offset by a 3.7% decline in domestic baby food volumes. The domestic baby food volume decline was a result of lower retail sales due to a lower birth rate and reduced consumption levels. Baby care sales increased by $1,821,000, or 8.7%, due to higher sales volume. International food and care sales increased by $2,390,000, or 8.4%, to $30,908,000. Gross margin dollars increased due to higher sales dollars and lower product costs. Operating expenses also benefitted from lower distribution and warehouse costs and lower sales force costs, as well as favorable employee group medical experience. This was partially offset by continued investments made to grow international operations and support the Gerber Graduates line of toddler foods. Operating income increased by $5,488,000, or 15.1%.

Apparel sales declined by $33,741,000 or 43.5%. Prior year sales included $33,699,000 of sales by the Company's Buster Brown apparel unit. Excluding Buster Brown, sales were in line with the prior year as higher domestic bed & bath, sleepwear and underwear sales were partially offset by lower international sales. Excluding Buster Brown, operating income increased by $62,000 or 3.5%.

Revenue for the Other segment, which now includes only Gerber Life Insurance Company, increased by $3,310,000, or 15.6%, due to the continued strength of group term life and the company's Grow-Up policy. Results for the current year include $314,000 of capital gains from the sale of investments as compared to $1,187,000 in the prior year. Excluding the effects of capital gains, operating income increased by $963,000, or 43.6%.

Investment income increased due to higher earnings from our 49%- owned Mexican subsidiary. The effective income tax rate declined from 34.0% to 33.6% due to tax planning opportunities, partially offset by the increase in the statutory federal income tax rate.

Net earnings increased by $3,318,000 or $.07 per share. As a result of a share repurchase program in the first quarter, average shares outstanding decreased from 74,163,000 in the prior year to 69,336,000 in the current year.

                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
- -------  ---------------------------------
  (a)    List of Exhibits:

         11   Statement re Computation of Per Share
              Earnings.

  (b) No reports on Form 8-K were filed by Registrant during the quarter ended December 31, 1993.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GERBER PRODUCTS COMPANY
                                        (Registrant)


Date:  February  , 1994         By:  /s/ Fred K. Schomer

                              -----------------------------------
                                    Fred K. Schomer
                                    Executive Vice President and
                                     Principal Financial Officer



Date:  February  , 1994         By:  /s/ Craig G. Wassenaar

                              -----------------------------------
                                    Craig G. Wassenaar
                                    Corporate Comptroller,
                                    Principal Accounting Officer

                              EXHIBIT INDEX
                              -------------

11       Statement re Computation of Per Share Earnings.  Page
          12.