Form 10-Q/A
period 1993-12-30
GERBER PRODUCTS CO
filed 1994-02-10
CIK 41130

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 GERBER PRODUCTS COMPANY AND SUBSIDIARIES


                                          DECEMBER 31,  MARCH 31,
                                             1993         1993
                                         -------------- ---------
                                          (Thousands of Dollars)

               ASSETS

Current assets:
   Cash and cash equivalents                 $ 40,470   $ 95,390
   Short-term investments                                 24,938
   Trade accounts receivable, less
      allowances                               93,422    103,073
   Reinsurance receivables - NOTE B            36,346     38,068
   Inventories:
      Finished products                       106,253    112,816
      Work-in-process                          31,389     24,375
      Raw materials and supplies               56,899     57,578
                                             --------   --------
                                              194,541    194,769
   Deferred income taxes                       35,731     36,510
                                             --------   --------
      TOTAL CURRENT ASSETS                    400,510    492,748
Other assets:
   Investments held by insurance operations   121,831    101,822
   Deferred policy acquisition costs           63,950     57,055
   Prepaid pension costs                       58,787     54,754
   Miscellaneous                               81,776     52,217
                                             --------   --------
      TOTAL OTHER ASSETS                      326,344    265,848
Land, buildings and equipment:
   Cost                                       418,109    400,384
   Allowances for depreciation               (175,424)  (164,540)
                                             --------   --------
      TOTAL LAND, BUILDINGS AND EQUIPMENT     242,685    235,844
                                             --------   --------
                                             $969,539   $994,440
                                             ========   ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                     $ 29,820   $ 10,557
   Trade accounts payable                      46,637     53,179
   Salaries, wages and other compensation      38,150     35,469
   Local taxes, interest and other expenses    74,896     93,546
   Income taxes                                14,030     24,810
   Policy claims and reserves                  53,187     48,042
   Current maturities of long-term debt         1,079      1,017
                                             --------   --------
      TOTAL CURRENT LIABILITIES               257,799    266,620

Long-term debt                                116,264    116,831
Future policy benefits                        104,378     94,384
Postretirement benefits obligation            155,901    150,138
Shareholders' equity
   Common stock - issued and outstanding:
      December 31 - 69,341,947 shares;
      March 31 - 72,060,375 shares            173,355    180,151
   Retained earnings                          185,395    209,344
   Foreign currency translation adjustments    (3,945)    (3,266)
   Unearned restricted stock compensation      (2,351)    (1,808)
   Unearned ESOP compensation                 (17,257)   (17,954)
                                             --------   --------
                                              335,197    366,467
                                             --------   --------
                                             $969,539   $994,440
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

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 GERBER PRODUCTS COMPANY AND SUBSIDIARIES

                                             THREE MONTHS ENDED
                                                 DECEMBER 31
                                            --------------------
                                               1993      1992
                                             --------  --------
                                           (Thousands of Dollars)

Net sales and revenue                        $272,970  $299,235
Interest, royalties & other income              6,581     6,963
                                             --------  --------
      TOTAL INCOME                            279,551   306,198

Cost of products sold and services
   provided                                   146,699   172,602
Marketing, distribution, administrative
   and general expenses                        87,684    93,096
Interest expense                                3,133     3,210
                                             --------  --------
      TOTAL DEDUCTIONS                        237,516   268,908
                                             --------  --------
      EARNINGS BEFORE INCOME TAXES             42,035    37,290
Income taxes                                   14,103    12,676
                                             --------  --------
      NET EARNINGS                           $ 27,932  $ 24,614
                                             ========  ========
Earnings per share on average shares
   outstanding of 69,335,703 for 1993
   and 74,162,708 for 1992                   $    .40  $    .33
                                             ========  ========
Dividends per share                          $    .215 $    .205
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

In December 1992, the FASB issued Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". This statement eliminates the practice of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. The company's insurance subsidiary adopted Statement No. 113 as of April 1, 1993. The prior year consolidated statements of financial position and cash flows have been restated to conform to this presentation. This accounting change has no effect on earnings.

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

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES  - December 31, 1993, compared to
March 31, 1993:

Cash provided by operating activities amounted to $90,532,000. Other sources of cash included an increase in short-term borrowings of $20,697,000 and a decrease in short-term investments of $24,938,000, resulting from the collection of trade receivables purchased on a discounted basis under an investment agreement terminated during the first quarter. These funds, along with the cash proceeds from the February 10, 1993 sale of Buster Brown Apparel, Inc., were used to pay dividends of $44,217,000, to repurchase 2,682,900 shares of stock at a cost of $75,315,000 and to purchase $25,825,000 of long-term investments. Additions to land, buildings and equipment, which consisted primarily of renewals and replacements to maintain and improve existing capacity, amounted to $35,158,000 during the period. The growth of the Company's insurance subsidiary resulted in an increase in investments held by insurance operations of $20,009,000.

On August 2, 1993, the company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $150,000,000 of debt securities, preferred stock and other securities (including convertible securities). The timing and amount of securities to be issued, if any, has not been determined.

RESULTS OF OPERATIONS BY SEGMENT - Nine months ended December 31, 1993, compared to nine months ended December 31, 1992 (in thousands):
                      Sales and Revenue      Operating Profit
                       1993       1992       1993       1992
                      ------------------  ----------------------
Food and Baby Care
  Food                $589,967  $597,347
  Baby Care             73,965    72,009
                      --------  --------
                       663,932   669,356    $131,740  $136,511

Apparel Group          128,080   226,763       8,173    10,742
Other                   74,593    63,316      10,770     7,942
                      --------  --------    --------  --------
  Total               $866,605  $959,435     150,683   155,195
                      ========  ========
Corporate
  Interest expense                            (9,209)   (9,824)
  Investment income                            6,484     5,666
  General corporate expense                  (12,890)  (13,004)
                                             -------   -------
Earnings Before Taxes                        135,068   138,033
Income Taxes                                  47,085    48,240
                                             -------   -------
Earnings Before Cumulative Effect
  of Accounting Changes                       87,983    89,793
Cumulative Effect of
  Accounting Changes                                   (90,390)
                                             -------   --------

Net Earnings (Loss)                         $ 87,983  $   (597)
                                            ========  ========

Food sales declined by $7,380,000, or 1.2%, due to a 4.5% decline in domestic baby food volumes partially offset by slight domestic price increases and higher international sales. The domestic baby food volume decline was due to a lower birth rate and reduced consumption levels. Baby care sales increased by $1,956,000, or 2.7%, due to higher domestic and international sales volumes. International food and care sales increased by $5,878,000, or 6.5%, to $96,999,000. Gross margin dollars increased as slightly higher selling prices and lower product costs were partially offset by the lower domestic food sales volumes. Operating expenses increased due to higher consumer promotional and advertising expenditures and increased expenses resulting from continued expansion into international markets. Operating income also benefitted from Gerber Baby Formula increasing over the prior year due to higher sales volumes realized by our licensee. Food and baby care operating income declined by $4,771,000, or 3.5%.

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

Interest expense declined due to the divestiture of Buster Brown and a lower level of debt than the prior year. Investment income increased due to higher earnings from our 49%-owned Mexican subsidiary. The effective income tax rate was unchanged at 34.9% due to tax planning, partially offset by the increase in the statutory federal income tax rate.

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

                      Sales and Revenue      Operating Profit
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

Apparel sales declined by $33,741,000 or 43.5%. Prior year sales included $33,699,000 of sales by the Company's divested Buster Brown apparel unit. Excluding Buster Brown, sales were in line with the prior year as higher domestic bed & bath, sleepwear and underwear sales were partially offset by lower international sales. Excluding Buster Brown, operating income increased by $62,000 or 3.5%.

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

Investment income increased due to higher earnings from our 49%- owned Mexican subsidiary. The effective income tax rate declined from 34.0% to 33.6% due to tax planning, partially offset by the increase in the statutory federal income tax rate.

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

                                   GERBER PRODUCTS COMPANY
                                        (Registrant)


Date:  February 9, 1994         By:  /s/ Fred K. Schomer

                              -----------------------------------
                                    Fred K. Schomer
                                    Executive Vice President and
                                     Principal Financial Officer



Date:  February 9, 1994         By:  /s/ Craig G. Wassenaar

                              -----------------------------------
                                    Craig G. Wassenaar
                                    Corporate Comptroller,
                                    Principal Accounting Officer

                              EXHIBIT INDEX
                              -------------

11       Statement re Computation of Per Share Earnings.