Form 10-K
period 1994-03-31
GERBER PRODUCTS CO
filed 1994-06-21
CIK 41130

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended March 31, 1994

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required]

                    For the Transition Period (Not Applicable)

                          Commission File Number 1-4007

                            GERBER PRODUCTS COMPANY
             (Exact name of Registrant as specified in its charter)

                  Michigan                             38-0558270
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

      445 State Street, Fremont, Michigan                 49413
      (Address of principal executive offices)          (zip code)

      Registrant's telephone number,
      including area code:                             616-928-2000

   Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
Title of Each Class                               on which registered
- - - - - -------------------                              ---------------------
Common Stock,                                   New York Stock Exchange
$2.50 par value                                  Chicago Stock Exchange

Preferred Share Rights                          New York Stock Exchange
                                                 Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [_] No

                                  ------ ------

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of June 1, 1994 was $3,163,182,489, based upon the closing price of the Common Stock on the New York Stock Exchange. Determination of Common Stock ownership by affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

The number of shares of Common Stock outstanding as of June 1, 1994 was 69,600,629.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's information statement attached as Schedule I to the Registrant's definitive solicitation/recommendation statement on Schedule 14D-9 filed with the Securities and Exchange Commission on May 27, 1994, as amended on June 13, 1994 ("Information Statement") are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

    (a) Registrant is a Michigan corporation, incorporated in 1901 as the Fremont Canning Company. Registrant and its subsidiaries primarily produce products and provide services for families with infants and small children. Products consist principally of baby foods, infant formula (pursuant to certain agreements with Bristol-Myers U.S. Pharmaceutical and Nutrition Group, as described below), juvenile apparel, and a baby care line of feeding products and infant care items. In addition, a subsidiary of Registrant offers life and health insurance products.

On May 21, 1994, the Registrant's Board of Directors unanimously approved an Agreement and Plan of Merger (as amended, the "Merger Agreement") by and among the Registrant, Sandoz Ltd. and SL Sub Corp., an indirect wholly owned subsidiary of Sandoz Ltd. (the "Purchaser"). The Merger Agreement provides for the commencement of a cash tender offer (the "Offer") by the Purchaser for all of the Registrant's outstanding shares of Common Stock, together with the associated preferred stock purchase rights, at $53.00 net per share of Common Stock. The Merger Agreement further provides that, among other things, as soon as practicable after the consummation of the Offer and satisfaction or waiver of all conditions to the Merger, the Purchaser will be merged with and into the Registrant (the "Merger"), and the Registrant will continue as the surviving corporation. Pursuant to the terms of the Merger Agreement, the Registrant is subject to various covenants restricting the operations of the Registrant pending the consummation of the Merger or the termination of the Merger Agreement. Additionally, the Merger Agreement provides that upon the closing of the Offer, the Purchaser will be entitled to designate directors of the Registrant. The consummation of the Offer and the Merger are subject to the satisfaction or waiver of certain conditions and require the approval of the Superintendent of Insurance of the State of New York. The forgoing description of the Offer and the Merger does not purport to be complete and reference is made to the Merger Agreement, a copy of which has been filed as an exhibit to this Form 10-K.

On May 27, 1994, the Purchaser commenced the Offer by filing its Schedule 14D-1 Tender Offer Statement, pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934, with the Securities and Exchange Commission. Pursuant to the Offer to Purchase contained within such Schedule 14D-1, the Offer will expire at 5:00 p.m., New York City time, on Thursday, June 30, 1994, unless the Offer is extended. The Offer is expected to close and the Merger is expected to be completed in the second or third quarter of fiscal year 1995. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration of the Offer, shares representing not less than a majority of the total number of shares of Common Stock outstanding on a fully diluted basis.

Gerber(R) Infant Formula is manufactured and sold pursuant to an agreement between Registrant and Bristol-Myers U.S. Pharmaceutical and Nutrition Group ("Bristol-Myers"). Under the agreement, Bristol-Myers is responsible for the manufacture, quality assurance and distribution of the product and Registrant is responsible for sales under a brokerage agreement, which agreement contains certain restrictions which may be triggered upon a change of control.

During fiscal year 1994, Registrant purchased additional shares in Alima-Gerber, S.A., an affiliate of Registrant located in Rzeszow, Poland. Registrant increased its ownership from 75% to approximately 98% in Alima-Gerber, S.A.

    (b) For financial information concerning Registrant's industry segments, see Note P of "Notes to Consolidated Financial Statements".

    (c) (1) (i)  Industry Segments.

        Food and Baby Care. This segment sells food and baby care products of the Registrant worldwide. Principal products are baby foods (consisting of approximately 250 varieties, which include hermetically sealed First Foods(R) Fruits and Vegetables, Second Foods(TM), Third Foods(TM), Gerber(R) Graduates(TM) foods, fruit nectars, and toddler wet products, dry cereals, juice and bakery products), infant formula and baby care products, including nursers, nurser accessories, feeding products, toys, and sundry nursery accessories and infant care items. Most baby foods and baby care products are manufactured by Registrant. Infant formula is manufactured by Bristol-Myers and brokered by Registrant pursuant to the agreement described in Item 1(a) above.

        Apparel. This segment includes Registrant's wholly-owned subsidiary, Gerber Childrenswear, Inc., which manufactures and/or sells bed and bath products and apparel for children, including bibs, bedding, sleepers, cloth diapers, blanket sleepers, sleep 'n' play sets, underwear garments, playwear, vinyl baby pants and hosiery.

        Other. This segment includes Registrant's life and health insurance operations. Gerber Life Insurance Company is licensed to sell life and health insurance in all 50 states and the District of Columbia. Gerber Family Services, Inc. serves primarily as a marketing agent for Gerber Life Insurance Company.

        For the approximate percentages of consolidated sales and revenue by classes of products and services, see Note P of "Notes to Consolidated Financial Statements.

        Markets and Distribution.

        Food and Baby Care. Food, infant formula and baby care products are sold by the Registrant's own sales force in the United States through national channels for resale by grocery, drug, specialty, mass merchandise, catalog, and department store outlets.

        Registrant's baby food plants located in Michigan, Arkansas and North Carolina and a warehousing operation in California serve as its principal domestic distribution centers for baby food products sold by the Gerber Products Division. The proximity of customers served from these locations and the adequacy of finished goods inventories maintained at each provide for prompt fulfillment of orders received. Separate warehousing and shipping operations are maintained in Indiana and California for the distribution of baby care products. Registrant exports products from the United States to many areas of the world. A Costa Rican subsidiary of Registrant manufactures and sells baby foods in Central America and to Registrant's distribution subsidiary in Puerto Rico as well as a number of European markets. Licensees of Registrant manufacture and sell its products (primarily baby foods) in a number of other foreign countries.

        Alima-Gerber, S.A. manufactures baby foods and fruit nectars primarily for the Poland market, although increased exports to other European countries are anticipated. Alima's baby food plant and warehouse operation is located in Rzeszow, Poland. Sales are made primarily to the grocery trade by Alima's sales force and by independent distributors. Gerber France S.A.R.L. markets baby foods in France primarily to supermarkets and hypermarkets. Gerber France has no manufacturing facilities, but obtains products manufactured by the Registrant at its facilities in the U.S., Costa Rica and Poland, and distributes those products through an independent logistics company located in France. Gerber de Venezuela, C.A., 50% owned by Registrant, manufactures baby food for the Venezuelan market. Gerber de Venezuela's manufacturing facility is located in Miranda, District of Montalban, State of Carabobo, Venezuela. Productos Gerber, S.A. de C.V., a 49% owned affiliate of Registrant located in Queretaro, Mexico, manufactures baby food, cereals and juices for the Mexican market.

        Apparel. Bibs, bedding, underwear garments, sleepers, cloth diapers, blanket sleepers, vinyl pants and sleep 'n' play sets produced by Gerber Childrenswear, Inc. are sold primarily to mass merchants and in national chains under the Gerber brand and private labels. Gerber branded apparel is sold domestically to grocery and drug store channels. International sales of Gerber branded apparel primarily takes place through independent distributors.

        Other. Life and health insurance offered by Registrant's insurance subsidiary is marketed primarily by direct mail and agents.

        (ii) New Product or Industry Segments. During fiscal year 1994, Registrant entered into a license agreement with Warner Bros. for the use of "Looney Tunes Lovables" animated characters on Registrant's apparel and baby care products featuring Baby Bugs, Tweety, Daffy Duck, Tasmanian Devil, Road Runner, Wile E. Coyote and Sylvester. Looney Tunes and Looney Tunes Lovables, characters, names and all related indicia are trademarks of Warner Bros., a Time-Warner Entertainment Company L.P.,(C)1993.

        (iii) Sources and Availability of Raw Materials. All raw materials used in Registrant's operations are available in normal channels. Since requirements for the manufacture of baby foods include fresh fruits and vegetables, seasonal factors and crop conditions can affect Registrant's food business. However, in view of the geographic diversity of Registrant's plant locations, both in the United States and globally, and the improved methods for the transportation of fresh produce, adverse crop conditions in any one area have little effect on Registrant's ability to obtain its overall requirements. Raw materials for many of Registrant's apparel products consist of raw cotton, yarn, knit fabric and woven fabric. Registrant has not experienced any problem in obtaining its requirements of these raw materials.

        (iv) Patents, Trademarks and Licenses. Registrant has various trademarks and licenses which are of material importance to the Registrant's business. Registrant believes that the duration, terms and conditions of its material licenses adequately support Registrant's business objectives.

        (v) Seasonality. Registrant's food and baby care segment is not subject to seasonality due to the Registrant's geographic diversity. Gerber Childrenswear, Inc. produces on a seasonal basis for certain product lines.

        (vi)  Working Capital Items.  Not material.

        (vii) Dependence Upon Single Customer. With respect to the apparel segment, Wal-Mart represents approximately 36% of sales for year ended March 31, 1994. No other segment of Registrant's business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the segment.

        (viii) Backlog of Orders. Except for Gerber Childrenswear, Inc., which generally produces to order on a seasonal basis, Registrant and its subsidiaries do not produce to order, but sell from finished goods inventories. Unfilled orders at the end of the fiscal year are generally orders on hand for normal shipment within the next few days and, therefore, backlog is not material in relation to total sales.

        Unfilled orders for Gerber Childrenswear, Inc. were approximately $31,000,000 at March 31, 1994. Unfilled orders at March 31, 1993 were approximately $23,000,000.

        (ix) Government Business. Registrant has no material portion of its business which may be subject to renegotiation of profits or termination of contracts at the election of the government.

        (x)  Competition

        Food and Baby Care Group. The baby food business is highly competitive. Registrant is the leading producer of baby foods in the United States. H.J. Heinz Company and Ralcorp Holdings, Inc. are Registrant's principal competitors in the baby food market. Registrant is the second leading seller of baby foods in Canada, where H.J. Heinz Company is its principal competitor. In Mexico, Registrant's affiliate, Productos Gerber, S.A. de C.V. is the leading producer of baby foods. Quality, variety, value and innovation are the principal methods of competition employed by Registrant in these markets.

        France is the Registrant's largest market outside of the U.S. and Latin America for Gerber(R) baby foods. Gerber France is the third leading distributor of baby food in France behind BSN, S.A. and Nestle, S.A. Alima-Gerber, S.A. is the leading producer of fruit nectar under the Bobo Frut brand in Poland. The Registrant competes for the European market primarily on the basis of quality, customer service, innovation and brand recognition.

        The infant formula business is also highly competitive. Principal competitors are Ross Laboratories, Inc., a subsidiary of Abbott Laboratories; Mead Johnson & Co., a subsidiary of Bristol-Myers Company; Wyeth-Ayerst, Inc., a subsidiary of American Home Products Corporation; and The Carnation Company, a subsidiary of Nestle, S.A. The principal methods of competition employed by Registrant are direct consumer advertising and promotion and price. Registrant believes that the name recognition and reputation for quality it enjoys through its baby food business are positive factors in its competitive position in the infant formula market.

        Registrant's baby care business covers a wide array of feeding products and infant care items and is highly competitive. While there may be significant competitors within specific areas of the baby care business, overall the business is fragmented and Registrant typically faces different competitors within different product and geographic areas. Quality, variety, innovation and value are the principal methods of competition employed by Registrant.

        Apparel. The clothing business is highly competitive and Registrant has numerous competitors. Registrant gives primary emphasis to quality and value pricing. Registrant believes that it is one of the leading suppliers of childrenswear in the United States.

        Other. With respect to Registrant's life and health insurance products, competition is generally active. Registrant gives primary emphasis to service and quality.

        (xi) Research and Development. Registrant has maintained, and will continue to maintain, active research and development programs. Amounts expended in these areas have not been material in relation to the Registrant's consolidated assets, revenues and aggregate operating expenses.

        (xii) Compliance with Environmental Laws. Compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has no material effect on capital expenditures, earnings or the competitive position of the Registrant.

        (xiii) Employees. The number of persons employed by Registrant and its subsidiaries in continuing operations is approximately 8,977.

    (d) As described in Note P of the "Notes to Consolidated Financial Statements", fiscal 1994 Consolidated sales and revenue included foreign sales representing 11% of consolidated totals, while operating profit from foreign operations was not material. Consolidated identifiable assets at March 31, 1994 included foreign assets representing 9% of consolidated totals. Foreign assets were less than 10% of consolidated totals in fiscal 1993 and foreign sales and revenue were 10% of consolidated totals in fiscal 1993. Interarea and export sales were not material in the fiscal years presented. Foreign assets, and sales and revenue were less than 10% of the related consolidated amounts in fiscal 1992.

ITEM 2. PROPERTIES.

Registrant owns three major baby food plants in the United States, located in Fremont, Michigan (where its general offices and research facilities are also located), Asheville, North Carolina and Fort Smith, Arkansas. All of these plants are equipped with modern processing machinery and special equipment for the preparation and packing of baby foods. Buildings and machinery are in excellent condition and well maintained at all locations. Each of the plants serves as a food distribution center and has extensive warehousing and shipping facilities. All plants are adequately served by both railroad facilities and motor carriers. With minor exception, each plant produces all products required for the distribution area that it serves. Registrant also leases a distribution center in Modesto, California.

A foreign subsidiary of Registrant owns a baby food plant in San Jose, Costa Rica. The plant is adequately equipped to meet current production needs for its area of distribution. Another subsidiary leases distribution facilities in Puerto Rico. Alima-Gerber, S.A. owns a manufacturing and warehouse facility in Rzeszow, Poland. During fiscal year 1994, Registrant made significant capital improvements to the plant facilities of Alima-Gerber, S.A. and expects to make further capital improvements over the next three years. Gerber de Venezuela, C.A., 50% owned by Registrant, leases a manufacturing plant in Miranda, District of Montalban, State of Carabobo, Venezuela.

As of March 31, 1994, non-food products are manufactured at 14 plants, 12 located in the United States and 2 in the Dominican Republic. Of these, 11 are owned and 3 are leased. Registrant leases distribution warehouses in Indianapolis, Indiana, Charlotte, North Carolina and Baldwin Park, California, to serve as central shipping points for its non-food products. Sales offices and other offices, such as the headquarters for Registrant's insurance subsidiary, are leased throughout the United States.

Registrant believes that its various facilities and equipment are substantially adequate and suitable for its current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

On December 31, 1992, a food wholesale distributor filed suit against the Registrant and its principal competitors. The suit alleges price fixing in the United States baby food industry. Since that date, several similar lawsuits have been filed by other food distributors and on behalf of indirect purchasers. The initial lawsuit filed on behalf of direct purchasers has been certified as a class action. The lawsuits do not state specific damage amounts and the potential liability, if any, is not determinable since discovery on the merits of the case is in the early stages. Management believes the suits are without merit and intends to contest the suits vigorously. These claims when finally concluded, in the opinion of management, based upon the information it presently possesses, will not have a material adverse effect on Registrant's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Age   Title and Principal Occupation
- - - - - ----                    ---   ------------------------------
Alfred A. Piergallini   47    Chairman of the Board, President and    1/14/93 to
                               Chief Executive Officer                present

                              Chairman of the Board and Chief         5/28/92 to
                               Executive Officer                      1/14/93

                              Chairman of the Board, President and    1/1/90 to
                               Chief Executive Officer                5/28/92

                              President and Chief Operating Officer   4/17/89 to
                                                                      1/1/90

                             Prior thereto he was associated with
                              The Carnation Company

Fred K. Schomer          55  Executive Vice President and Chief      11/28/88 to
                              Financial Officer                      present

Stephen R. Clark         37  Vice President, General Counsel         11/8/89 to
                                                                     present

                             General Counsel                         1/1/88 to
                                                                     11/8/89

Timothy J. Croasdaile    47  Vice President, Investor Relations and  9/30/91 to
                              Corporate Affairs                      present

                             Prior thereto he was associated with
                              Itel Corporation and Bell & Howell
                              Co.

C. Simon Thompson        52  Vice President, Treasurer               12/1/93 to
                                                                     present

                             Employed by C. Simon Thompson &         8/1/91 to
                              Associates Limited                     12/1/93

                             Group Treasurer and President           8/1/88 to
                              Trafalgar House Group Finance plc.     8/1/91

Dennis G. Tischler       51  Vice President, Tax                     5/28/92 to
                                                                     present

                             Director, Tax                           9/17/90 to
                                                                     5/28/92

                             Prior thereto he was associated with
                              TRW, Inc.

Craig G. Wassenaar       38  Corporate Comptroller                   6/1/92 to
                                                                     present

                             Prior thereto he was associated with
                              Ernst & Young

Jose A. Rodriguez    57     President, International Division       9/20/93 to
                                                                    present

                            President, Quaker Europe                5/1/85 to
                                                                    10/31/91

Kristina Kiley       43     Director - Human Resources and          1/9/94 to
                             Corporate Secretary                    present

                            Corporate Secretary, and Associate      3/8/93 to
                             General Counsel                        1/9/94

                            Associate General Counsel/Assistant     1/1/89 to
                             Secretary                              3/8/93

The following individuals are no longer employed by the Registrant:
i) Robert L. Johnston, 62, Vice Chairman 1/1/91 to 12/31/93, Executive Vice President and President - Gerber Products Division 4/4/89 to 1/1/91; ii) E. Curtis Mairs, 57, Executive Vice President, Human Resources 9/23/92 to 1/10/94, Vice President, Human Resources 1/1/90 to 9/23/92, Director of Productivity and Organization 7/31/89 to 1/1/90; iii) Matthew Okkema, 62, Vice President, Treasurer 2/18/91 to 7/1/93, Treasurer 11/15/75 to 2/18/91; iv) George A.
Purvis, 61, Vice President, Scientific Affairs 1/7/91 to 7/30/93, Vice President, Research and Development 7/23/87 to 1/7/91; and v) Michael A. Cipollaro, 58, President, International Division 11/20/89 to 9/30/93, prior thereto he was associated with McCormick Company, Inc.

There is no family relationship between any of the above-named officers of the Registrant.

All executive officers of the Registrant are elected annually at the meeting of its Board of Directors following the annual meeting of shareholders.

                                    PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS.

Dividends were declared on the Registrant's Common Stock during the two most recent fiscal years as follows:


PER SHARE CASH DIVIDENDS
Fiscal Quarter and Year     FIRST       SECOND      THIRD       FOURTH
1994                        $0.205      $0.215      $0.215      $0.215
1993                          .18         .205        .205        .205

Dividends declared for the first quarter of Fiscal 1995 are $.215 per share.

The principal United States markets on which the Registrant's Common Stock is traded are the New York Stock Exchange and the Chicago Stock Exchange. The high and low sale prices of the Common Stock on the New York Stock Exchange for each quarterly period within the two most recent fiscal years are as follows:


PER SHARE COMMON STOCK
MARKET PRICE RANGE
Fiscal Quarter                 FIRST          SECOND           THIRD          FOURTH
1994                      $25 1/2-30 7/8  $24 1/8-28 3/8  $25 3/4-29 3/8  $26 1/4-34 3/4
1993                           30-34 5/8   31 7/8-35 7/8   29 3/8-37       29 3/8-32 1/2

At March 31, 1994 and 1993, there were 16,227 and 15,279 shareholders of record, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

FIVE YEAR SUMMARY
Gerber Products Company and Subsidiaries

(In thousands except percentage and per share data)                1994          1993          1992         1991         1990
- - - - - --------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
Net sales and revenues                                         $1,171,838    $1,269,484     $1,268,143   $1,211,932   $1,159,929
Cost of products sold and services provided                       624,947       716,621        711,298      691,527      678,216
Operating and general expenses                                    371,116       376,625        346,255      324,776      308,716
Interest expense                                                   11,335        12,361         15,517       17,543       16,487
Earnings from continuing operations before income taxes           171,286       199,648        198,057      183,350      154,376
Income taxes applicable to continuing operations                   57,656        66,803         70,488       70,532       59,822
Earnings from continuing operations*                              113,630       132,845(a)     127,569      112,818       94,554
Loss from discontinued operations, net of income tax effect                                                                 (479)
Net earnings                                                      113,630        42,455(a)     127,569      112,818       94,075
Cash dividends                                                     59,108        58,771         51,631       42,937       34,830
Average shares outstanding                                         69,623        73,933         74,774       75,320       75,712
- - - - - --------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Earnings from continuing operations*                           $     1.63    $     1.80(a)  $     1.71   $     1.50   $     1.25
Earnings (loss) from discontinued operations                                                                               (0.01)
Net earnings                                                         1.63          0.58(a)        1.71         1.50         1.24
Cash dividends                                                       0.85         0.795           0.69         0.57         0.46
- - - - - --------------------------------------------------------------------------------------------------------------------------------
PERCENTAGE COMPARISONS
Increase (decrease) in sales and revenue                             (7.7%)         0.1%           4.6%         4.5%         9.5%
Return on sales and revenue*                                          9.7          10.5           10.1          9.3          8.1
Increase (decrease) in earnings from continuing operations*         (14.5)          4.1(a)        13.1         19.3         10.4
Dividends to net earnings*                                           52.0          44.2           40.5         38.1         37.0
Return on average shareholders' equity*                              31.9          32.3(a)        30.0         30.2         27.6
- - - - - --------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION DATA
Total assets                                                   $1,002,003      $994,440(b)  $  923,345   $  827,336   $  754,733
Working capital                                                   168,658       226,128(b)     275,246      249,763      181,090
Capital expenditures                                               41,982        65,910         36,769       41,421       39,803
Depreciation                                                       30,291        26,853         25,231       22,002       21,043
Long-term debt                                                    115,677       116,831        125,915      164,491      146,221
- - - - - --------------------------------------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
Total                                  $346,770      $366,467         $455,043      $394,557      $351,805
Per share outstanding                      5.00          5.09             6.12          5.28          4.67
Percentage of total assets                 34.6%         36.9%(b)         50.9%         47.7%         46.6%
- - - - - ----------------------------------------------------------------------------------------------------------
MARKET PRICE
High                                   $ 34 3/4      $ 37             $ 38 5/8      $ 30 5/8      $ 25 3/4
Low                                      24 1/8        29 3/8           29 5/8        20 3/4        16 5/8
- - - - - ----------------------------------------------------------------------------------------------------------

*Before cumulative effect of accounting changes.

(a) Net earnings for Fiscal 1993 include an after-tax charge of $90.4 million ($1.22 per share) for the cumulative effect of accounting changes due to adoption of Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and Statement No. 112, "Employers' Accounting for Postemployment Benefits." In addition, adoption of these Statements and Statement No. 109, "Accounting for Income Taxes," resulted in current year charges for Fiscal 1993 having an after-tax effect of $7.6 million ($0.10 per share).

(b) Restated in connection with adoption of Financial Standards Accounting Board Statement No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts." See Note G of Notes to Consolidated Financial Statements.

For further information regarding dispositions and their effect on the comparability of the selected financial data presented above in the Five Year Summary, also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" included in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

FOOD AND BABY CARE SEGMENT

The Food and Baby Care segment includes consolidated results of Gerber's worldwide food and baby care operations.

Fiscal 1994 (F1994) food sales declined slightly from Fiscal 1993 ((F1993) because of lower domestic sales volumes partially offset by higher international volumes. Domestic volumes declined 3%; international volumes increased 8%. The international volume increase in F1994 was the result of higher Latin American and export market volumes. Lower births in the US and lower per capita consumption of baby food contributed to the domestic volume decrease. Higher selling prices partially offset the impact of the domestic volume decline. The company's average US retail market share for F1994 was 70.7% compared to 71.2% in the previous year. Per capita consumption in the US declined to 52.2 dozens per birth in F1994 from 52.7 dozens per birth in F1993.

Food sales increased in F1993 over Fiscal 1992 (F1992), primarily the result of higher selling prices and higher international volume growth, including the business of Alima-Gerber in Poland (acquired late in F1992) offsetting lower domestic sales volumes.

Baby care sales increased 5.5% in F1994 due to higher unit volumes in both the domestic and international markets. The company was successful in obtaining new distribution in US mass retail, food and drug channels. A new line of Looney Tune Lovables baby care products received excellent acceptance by the trade and consumers.

Domestic baby care sales in F1993 declined slightly from the F1992 level due to lower unit volume, offset by gains in international. A shift away from certain types of lower margin retail distribution to the more traditional channels was the primary reason for the domestic sales decline.

Gross margin percentage in F1994 was higher than F1993 because of lower costs of product and slightly higher selling prices. Higher expenses related to growing the international business were more than offset at the operating income line by reduced domestic expenses. A restructuring charge of $18.1 million related to the company's production efficiency program for the Food and Baby Care segment caused operating income to be lower in F1994 compared to F1993. The program is designed to improve manufacturing and distribution efficiencies by reducing staff levels, improving production yields and realigning the domestic sales force. The benefits of this restructuring program will result in improved operating margins in the future. Management expects the cash investment of $14.6 million to result in annual savings of approximately $6 million in F1995, $17 million in F1996 and $20 million in F1997.

Gross margin percentage in F1993 was slightly lower than F1992 due to increased product costs in the domestic baby care business partially offset by higher domestic selling prices. Operating income in F1993 was lower than F1992 because of higher expenses related to international expansion and increased domestic consumer promotion programs.

APPAREL SEGMENT

The Apparel segment consists of the operations of Gerber Childrenswear, Inc. and Buster Brown Apparel, Inc. (divested February 10, 1993).

Sales declined in F1994, because of the sale of Buster Brown in the fourth quarter of F1993, which historically was the most significant sales quarter for Buster Brown. These lost sales were partially offset by increased sales of Gerber Childrenswear.

Fiscal 1993 sales declined because of divested operations. Again, this was partially offset by increased Gerber Childrenswear sales.

Gross margin percentage for F1994 increased due to a favorable sales mix at Gerber Childrenswear partially offset by the sale of Buster Brown. Expenses were lower versus the previous year also resulting from the sale of Buster Brown. Operating income was aided by the payment of $1.8 million to Gerber Childrenswear for an insurance claim related to a fire at a production facility in F1993. This was offset by lost income caused by the sale of Buster Brown and a $4.3 million restructuring charge related to the company's production efficiency programs. The restructuring will result in annual cost savings of $0.4 million in F1995, $1.4 million in F1996 and $2.0 million in F1997. As a result, operating income was lower in F1994 compared to the previous year.

Gross margins for F1993 declined because of lower sales volumes and lower margins realized on Buster Brown sales due to product mix. F1992 expenses include a $22 million restructuring charge to eliminate cloth diaper weaving production and to consolidate other textile production at Gerber Childrenswear. The remaining expenses in F1993 were lower because of the sale of Buster Brown.

OTHER SEGMENT

The Other segment includes the results of Gerber Life Insurance Company for all years and Spartan Graphics, a printing company, until it was sold in the first quarter of F1992.

Revenue for Gerber Life increased significantly because of higher life insurance premiums.

Operating income in F1994 includes gains from the sale of certain securities of $2.7 million compared to $1.7 million in F1993 and only nominal gains in F1992. F1992 results include a gain of approximately $800,000 on the sale of Spartan Graphics. Gerber Life had operating income increases of 33.9% in F1994 and 52.8% in F1993 over the respective prior years.

INTERNATIONAL RESULTS

Consolidated sales and revenue include foreign sales of baby food, baby care and apparel of approximately $127.8 million in F1994 compared to $126.5 million in F1993. When coupled with the sales of the company's 49%-owned Mexican and 50%- owned Venezuelan joint ventures, total foreign sales were $241.4 million in F1994 compared to $216.1 million in F1993. Including Gerber's share of earnings from these joint ventures, international posted a slight loss in F1994 compared to a minor amount of operating income in F1993. The loss was the result of increased investment in international expansion programs, primarily in Europe and Latin America.

CONSOLIDATED RESULTS

Consolidated sales and revenue declined 7.7% in F1994 because of the sale of Buster Brown, and were flat in F1993 over F1992.

The increased level of F1994 investment income was the result of increased short-term investments and improved results of the joint venture in Mexico. The lower F1993 investment income was the result of a lower level of cash and short-term investments.

General corporate expenses were slightly lower in F1994 because of cost sharing programs related to postretirement medical benefits. Corporate expenses increased in F1993 compared to F1992 due to the adoption of Financial Accounting Standards Board (FASB) Statement No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", offset by lower incentive compensation expense and certain other expenses.

Interest expense in F1994 declined because of lower interest rates and a lower level of borrowings. Interest expense declined from F1992 to F1993 due to a reduced level of borrowing and the early redemption of $35 million of long-term debt in the third quarter of F1992.

Excluding the gain on the sale of Buster Brown in F1993, which was largely sheltered by a capital loss carryforward, income taxes provided as a percentage of pre-tax income decreased from 35.6% in F1993 to 33.7% in F1994 due to tax planning and the favorable effect of the Omnibus Budget Reconciliation Act of 1993 on the deferred tax assets. Excluding the F1992 restructuring charge in the Gerber Childrenswear business, which included certain costs for which no income tax benefit was currently recognizable, income taxes provided as a percent of pre-tax income increased from 34.8% in F1992 to 35.6% in F1993. Utilization of tax loss carryforwards and the benefit of the favorable clarification and settlement of tax issues resulted in a lower effective tax rate in F1992.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operating activities amounted to $145.0 million in F1994 compared with $137.7 million in F1993 and $133.3 million in F1992. Cash flow from operations continued to be the company's primary source of funds and is expected to satisfy a substantial portion of future cash needs.

During F1994, the company repurchased 2.7 million shares of common stock at a cost of $75.3 million under share repurchase programs approved by the Board of Directors. In addition, the company paid dividends of $59.1 million, expended $42.0 million for capital additions and purchased $26.8 million of long-term investments.

The company's current ratio was 1.62 at March 31, 1994 compared to 1.85 at March 31, 1993. During F1994, the company adopted the provisions of Financial Accounting Standards Board Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The prior year statement of financial position has been restated to conform to this presentation (see Note G to the consolidated financial statements). This accounting change has no effect on earnings. The ratio of total debt to total capitalization increased from 26% to 27%. The company's share repurchase program was the primary reason for the change in these ratios.

Management believes the company's present liquidity, in combination with cash flow from future operations, will be more than adequate to fund continuing operating requirements in the foreseeable future. The company has numerous sources of short-term financing available, including commercial paper, bank lines of credit and short-term credit facilities. During F1994, the company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $150 million of debt securities, preferred stock and other securities (including convertible securities). Short-term borrowing arrangements are disclosed in Note H of Notes to Consolidated Financial Statements. Further, because of the company's strong financial position, management believes it has substantial additional long-term borrowing capacity.

CAPITAL ADDITIONS

Additions to land, buildings and equipment (unrelated to discontinued operations and the acquisition of Alima) were $42.0 million in F1994, $65.9 million in F1993 and $36.8 million in F1992. Major expenditures in F1994 were for renewals and replacements to improve or maintain existing capacity. Capital expenditures for F1995 are expected to approximate $41 million and will be used primarily for renewals and replacements at existing food processing and warehousing facilities.

INFLATION

Inflation has not had a significant impact on the company over the past three years nor is it expected to have a significant impact in the foreseeable future. The company continually attempts to minimize the effect of inflation through cost reductions and improved productivity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Gerber Products Company

We have audited the accompanying consolidated statements of financial position of Gerber Products Company and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedules listed at Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gerber Products Company and subsidiaries at March 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes L and M to the consolidated financial statements, in 1993 the Company changed its methods of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes.

                                                            ERNST & YOUNG


Grand Rapids, Michigan
May 17, 1994, except for Note Q
 as to which the date is May 23, 1994

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
GERBER PRODUCTS COMPANY AND SUBSIDIARIES
===============================================================================


                                                                      MARCH 31
                                                                   1994       1993

                                                               ______________________

                                                               (Thousands of Dollars)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $   47,562   $  95,390
  Short-term investments--Note E                                                24,938
  Accounts receivable, less allowances of $9,715  and $9,976       107,061     103,073
  Reinsurance Receivables                                           44,541      38,068
  Inventories--Note F:
    Finished products                                              109,382     112,816
    Work-in-process                                                 30,862      24,375
    Raw materials and supplies                                      50,904      57,578
                                                                ----------   ---------
                                                                   191,148     194,769
  Deferred income taxes                                             50,256      36,510
                                                                ----------   ---------
                     TOTAL CURRENT ASSETS                          440,568     492,748

OTHER ASSETS
  Investments held by insurance operations                         124,939     101,822
  Deferred policy acquisition costs                                 66,264      57,055
  Prepaid pension costs--Note L                                     58,333      54,754
  Miscellaneous                                                     77,729      52,217
                                                               ----------   ---------
                                                                  327,265     265,848

LAND, BUILDINGS AND EQUIPMENT
  Land                                                               4,150       4,177
  Buildings                                                         97,129      98,920
  Machinery and equipment                                          290,981     277,265
  Construction in progress                                          23,167      20,022
  Accumulated depreciation                                        (181,257)   (164,540)
                                                               ----------   ---------
                                                                  234,170     235,844
                                                               ----------   ---------
                                                               $1,002,003   $ 994,440
                                                               ==========   =========

                                                              MARCH 31
                                                          1994         1993
                                                      ------------  ----------
                                                       (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings--Note H                         $   11,372    $ 10,557
 Accounts payable                                          62,578      53,179
 Salaries, wages and other compensation                    48,336      35,469
 Local taxes, interest and other expenses                  72,962      93,546
 Income taxes                                              17,408      24,810
 Policy claims and reserves                                58,101      48,042
 Current maturities of long-term debt                       1,153       1,017
                                                       ----------    --------
   TOTAL CURRENT LIABILITIES                              271,910     266,620

LONG-TERM DEBT--Note I                                    115,677     116,831

FUTURE POLICY BENEFITS                                    111,064      94,384

POSTRETIREMENT BENEFITS--Note L                           156,582     150,138

SHAREHOLDERS' EQUITY--Notes I, J, K and Q
 Common stock, par value $2.50 a share--authorized
  200,000,000 shares; issued:  1994--69,377,933,
  1993--72,060,375 shares                                 173,445     180,151
 Paid-in capital                                              921
 Retained earnings                                        196,238     209,344
 Foreign currency translation adjustments                  (4,816)     (3,266)
 Unearned restricted stock compensation                    (2,014)     (1,808)
 Unearned ESOP compensation                               (17,004)    (17,954)
                                                       ----------    --------
                                                          346,770     366,467
                                                       ----------    --------
                                                       $1,002,003    $994,440
                                                       ==========    ========


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
GERBER PRODUCTS COMPANY AND SUBSIDIARIES
======================================================================================
                                                           YEAR ENDED MARCH 31
                                                      1994        1993         1992

                                                   ___________________________________

                                                         (Thousands of Dollars)

Net sales and revenue                              $1,171,838  $1,269,484   $1,268,143
Interest, royalties and other income                   29,199      23,921       24,984
                                                   ----------  ----------   ----------
       TOTAL INCOME                                 1,201,037   1,293,405    1,293,127
Deductions from income:
 Cost of products sold and services
  provided                                            624,947     716,621      711,298
 Marketing, distribution, administrative
 and general expenses                                 371,116     376,625      346,255
 Gain on sale of subsidiary--Note D                               (11,850)
 Restructuring charges--Note B                         22,353                   22,000
 Interest expense                                      11,335      12,361       15,517
                                                   ----------  ----------   ----------
   TOTAL DEDUCTIONS                                 1,029,751   1,093,757    1,095,070
                                                   ----------  ----------   ----------
  EARNINGS BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGES                              171,286     199,648      198,057

Income taxes--Note M                                   57,656      66,803       70,488
                                                   ----------  ----------   ----------
 EARNINGS BEFORE CUMULATIVE EFFECT
                       OF ACCOUNTING CHANGES          113,630     132,845      127,569
Cumulative effect of accounting changes--Note L                   (90,390)
                                                               ----------
NET EARNINGS                                       $  113,630  $   42,455   $  127,569
                                                   ==========  ==========   ==========

Earnings per share--Note K:
 Before cumulative effect of accounting changes    $     1.63       $1.80   $     1.71
 Cumulative effect of accounting changes                            (1.22)
                                                               ----------
                       NET EARNINGS PER SHARE      $     1.63        $.58   $     1.71
                                                   ==========  ==========   ==========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
GERBER PRODUCTS COMPANY AND SUBSIDIARIES
========================================================================================
                                                             YEAR ENDED MARCH 31
                                                        1994        1993         1992
                                                     ___________________________________

                                                            (Thousands of Dollars)
OPERATING ACTIVITIES
 Net earnings                                        $ 113,630     $ 42,455     $127,569
 Items in  net earnings not requiring (providing)
  cash:
  Cumulative effect of accounting changes                            90,390
  Depreciation and amortization                         41,683       36,663       33,610
  Deferred income taxes                                 (6,915)      (5,342)       1,965
  Policy acquisition costs deferred                    (20,601)     (20,605)     (16,053)
  Other                                                 (5,090)      (6,302)      (5,484)
  Restructuring charges                                 22,353                    22,000
  Gain on sale of subsidiary                                        (11,850)
  Changes in operating assets and liabilities:
   Accounts receivable                                  (4,970)       9,018      (10,428)
   Inventories                                           1,491      (14,856)     (28,465)
   Reinsurance receivables                              (6,473)     (12,009)     (10,910)
   Other assets                                           (619)      (6,296)        (718)
   Accounts payable and accrued expenses               (16,231)       7,046       (5,793)
   Policy claims and future policy benefits             26,739       29,426       26,023
                                                     ---------     --------     --------
     CASH FROM OPERATING ACTIVITIES                    144,997      137,738      133,316

INVESTING ACTIVITIES
 Purchases of land, buildings and equipment            (41,982)     (65,910)     (36,769)
 Proceeds from sale of land, buildings
  and equipment                                          5,595        5,628       10,338
 Net cash proceeds from sale of subsidiary                           84,367
 Purchased company, net of cash acquired                                         (10,544)
 Purchase of investments by insurance operations      (110,841)     (76,550)     (54,587)
 Sale or maturity of investments held by
  insurance operations                                  90,486       64,129       33,821
 Decrease (increase) in short-term investments          24,938       15,433      (10,479)
 Other investments                                     (26,826)
 Other                                                  (1,827)      (4,162)       1,179
                                                     ---------     --------     --------
            CASH FROM (USED IN)
          INVESTING ACTIVITIES                         (60,457)      22,935      (67,041)


CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
GERBER PRODUCTS COMPANY AND SUBSIDIARIES
=================================================================================================
                                                                      YEAR ENDED MARCH 31
                                                                  1994        1993        1992

                                                                  ____________________________

                                                                     (Thousands of Dollars)
FINANCING ACTIVITIES
 Net increase in short-term borrowings                        $   1,721    $      32    $   6,157
 Payments of long-term debt                                      (1,018)      (4,251)     (38,787)
 Repurchase of shares of common stock                           (75,314)     (72,579)     (23,650)
 Cash dividends                                                 (59,108)     (58,771)     (51,631)
 Issuance of shares under stock option plans                      1,587        4,907        4,724
 Other                                                             (236)       1,168        1,928
                                                              ---------    ---------    ---------
                         CASH USED IN FINANCING ACTIVITIES     (132,368)    (129,494)    (101,259)
                                                              ---------    ---------    ---------

                         INCREASE (DECREASE) IN CASH
                         AND CASH EQUIVALENTS                   (47,828)      31,179      (34,984)
Cash and cash equivalents at beginning
 of year                                                         95,390       64,211       99,195
                                                              ---------    ---------    ---------
                         CASH AND CASH EQUIVALENTS AT
                         END OF YEAR                          $  47,562    $  95,390    $  64,211
                                                              =========    =========    =========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
GERBER PRODUCTS COMPANY AND SUBSIDIARIES
========================================================================================

                                                                      COMMON     PAID-IN
                                                                       STOCK     CAPITAL
                                                                     ________   ________
BALANCES AT APRIL 1, 1991                                            $ 93,481   $  5,382

Net earnings
Cash dividends, $0.69 per share
Repurchase of 709,240 shares                                             (887)   (13,108)
ESOP compensation expense--Note I
Issuance of 226,048 shares upon exercise of stock options--Note J         283      4,441
Issuance of 89,990 shares under restricted stock plans,
  net of forfeitures--Note J                                              113      3,285
Compensation under restricted stock awards--Note J
Tax benefit of dividends paid to ESOP
Foreign currency translation adjustments                             ________   ________
BALANCES AT MARCH 31, 1992                                             92,990          0

Net earnings
Cash dividends, $0.795 per share
Issuance of shares in connection with two for one stock split--Note K  92,698
Repurchase of 2,123,934 shares                                         (5,310)    (5,268)
Common equity put options issued for 300,000 shares                      (750)
ESOP compensation expense--Note I
Issuance of 178,995 shares upon exercise of stock options--Note J         448      4,459
Issuance of 30,087 shares under restricted stock plans, net of
  forfeitures--Note J                                                      75        809
Compensation under restricted stock awards--Note J
Tax benefit of dividends paid to ESOP
Foreign currency translation adjustments                             ________   ________
BALANCES AT MARCH 31, 1993                                            180,151          0

Net earnings
Cash dividends, $0.85 per share
Repurchase of 2,682,900 shares                                         (6,707)      (335)
ESOP compensation expense--Note I
Issuance of 63,890 shares upon exercise of stock options--Note J          160      1,427
Forfeiture of 63,372 shares under restricted stock plans, net of
  issuance--Note J                                                       (159)      (171)
Compensation under restricted stock awards--Note J
Tax benefit of dividends paid to ESOP
Foreign currency translation adjustments                             ________   ________
BALANCES AT MARCH 31, 1994                                           $173,445   $    921
                                                                     ========   ========

See notes to consolidated financial statements.


                    FOREIGN       UNEARNED
                    CURRENCY     RESTRICTED      UNEARNED
    RETAINED      TRANSLATION      STOCK           ESOP
    EARNINGS      ADJUSTMENTS   COMPENSATION   COMPENSATION
    ________      ___________   ____________   ____________
                    (Thousands of Dollars)

    $322,121        $(3,598)      $(3,115)       $(19,714)
     127,569
     (51,631)
      (9,655)
                                                      834

        (226)                      (1,504)
                                    1,850
         252
                     (1,130)
    ________        _______       _______        ________
     388,430         (4,728)       (2,769)        (18,880)

      42,455
     (58,771)
     (92,698)
     (62,001)
      (8,370)
                                                      926


                                   (1,373)
                                    2,334
         299
                      1,462
    ________        _______       _______        ________
     209,344         (3,266)       (1,808)        (17,954)

     113,630
     (59,108)
     (68,272)
                                                      950


         316                       (1,172)
                                      966
         328
                     (1,550)
    ________        _______       _______        ________
    $196,238        $(4,816)      $(2,014)       $(17,004)
    ========        =======       =======        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the company and all wholly-owned and majority-owned subsidiaries. Insurance operations are included on the basis of a fiscal year ended December 31 and a Costa Rican subsidiary and a Polish subsidiary are included on the basis of February 28 fiscal year-ends. Upon consolidation, all intercompany accounts, transactions and profits are eliminated.

CASH AND CASH EQUIVALENTS: Highly liquid debt instruments are classified as cash equivalents if the securities mature within 90 days from the date of acquisition.

INVENTORIES:  Certain inventories are stated at the lower of last-in, first-out
(LIFO) cost or market, and all other inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

INVESTMENTS HELD BY INSURANCE OPERATIONS: Bonds are carried at cost adjusted for amortization of premium and accretion of discount. Policy loans are carried at unpaid balances. Other investments are carried at cost, which approximates market value. Interest on policy loans is credited to income as it accrues. Realized gains and losses on sales of investments are included in income on a specific identification basis.

DEFERRED POLICY ACQUISITION COSTS: The costs of acquiring new and renewal business for insurance operations, principally commission, policy issuance and underwriting expenses, have been deferred and are being amortized over the anticipated premium paying period of the related policies.

LAND, BUILDINGS AND EQUIPMENT: Land, buildings and equipment are stated at cost. Depreciation is computed by the straight-line method at rates expected to amortize the cost of buildings and equipment over their estimated useful lives.

FUTURE POLICY BENEFITS: Reserves for insurance operations have been computed utilizing the net level premium method based upon estimated future investment yield, mortality, morbidity and withdrawals, including provision for the risk of adverse deviation.

INCOME TAXES: Accounting for income taxes is based on the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to fiscal 1993 the deferred method of accounting for income taxes was used, which requires recognition of deferred taxes using the tax rate applicable to the year of the calculation and does not include adjustment for subsequent changes in tax rates.

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================


EARNINGS PER SHARE: Earnings per share are based on the weighted average number of shares of common stock outstanding after giving retroactive effect to the fiscal 1993 two for one stock split. The exercise of outstanding stock options would not result in a material dilution of earnings per share.

RECLASSIFICATION: Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1994 presentation.

NOTE B--RESTRUCTURING CHARGES

During the fourth quarter of fiscal 1994, the company made a decision to restructure its domestic baby food, baby care and apparel operations, resulting in a pretax charge to operations of $22.4 million ($13.8 million net of tax benefits, or $0.20 per share). Approximately $18.1 million of this charge relates to the Food and Baby Care segment, while $4.3 million relates to the Apparel segment.

The restructuring program, which began late in fiscal 1994, is designed to reduce labor and overhead costs through a concentration on core manufacturing technologies and efficiency gains in the company's domestic manufacturing and distribution facilities. Gains in efficiency will result from adoption of operating practices which will reduce staffing levels and improve production yields. The charge also includes a provision for costs to realign the domestic sales force as a result of the changing retail environment and efficiencies gained by technological improvements.

The pretax charge consists of approximately $5.9 million to write-down the carrying value of facilities and equipment to net realizable value and $16.5 million for future cash obligations representing severance costs for terminated employees, consulting costs and relocation costs. About $11.6 million ($7.2 million net of tax benefits) is expected to be paid out in fiscal 1995. The restructuring will be substantially completed by the end of fiscal 1995.

On January 13, 1992, the company announced that it would close the cloth diaper weaving operations and consolidate other textile production of its Gerber Childrens wear business. A charge to operations of $22 million was recorded in the third quarter of fiscal 1992 to provide for anticipated losses on the sale of three manufacturing facilities, the write-off of intangible assets, employee termination costs and the liquidation of inventories. The charge reduced net earnings for fiscal 1992 by $16 million ($0.215 per share). Remaining assets and liabilities at March 31, 1994 related to the fiscal 1992 restructuring are not significant.

NOTE C--BUSINESS ACQUISITION

On February 13, 1992, the company completed the purchase of a 60 percent interest in Alima S.A., a manufacturer of food and juices located in Poland, for $11.3 million in cash and a commitment to invest approximately $14 million in future capital improvements, which were completed during fiscal 1994. The company received additional shares of Alima common stock

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================


as these capital improvements were made. During fiscal 1993 and 1994 the company purchased substantially all of the remaining shares from minority shareholders for $4.0 million in cash.

The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The results of operations of Alima are included in the company's consolidated financial statements from the date of acquisition. The minority interest's share of results of operations is not material. Consolidated operating results would not have differed materially from the reported amounts if the acquisition was assumed to have occurred at the beginning of fiscal 1992.

NOTE D--DIVESTITURE

On February 10, 1993, the company completed the sale of Buster Brown Apparel, Inc., a manufacturer and marketer of children's apparel and hosiery, for proceeds totalling approximately $100 million. Proceeds included $80 million in cash at closing plus notes, the assumption of certain debt and a warrant to repurchase 5% of the common stock of Buster Brown. The sale resulted in a gain of $11.9 million after sales costs and other adjustments for obligations in connection with the sale. Taxes on the transaction were not significant due to the utilization of a capital loss carryover, not previously recognized as an asset for financial reporting purposes. In connection with the sale, the company also received $5 million for a noncompete agreement.

Below are summarized financial results of Buster Brown which are included in the consolidated statements of operations through the date of disposition:

                               1993        1992
                            ----------  ----------
                            (Thousands of Dollars)

   Net sales                 $118,578    $153,134
   Cost of products sold       94,289     112,157

   Operating income             6,206      20,805
   Net earnings                 3,767      13,620

NOTE E--INVESTMENTS

Included in miscellaneous other assets at March 31, 1994, is approximately $25.8 million in affordable housing tax credit investments which generate income in the form of tax credits. Income amounted to $1.8 million in fiscal 1994 and is included in other income using a level yield approach over the 15-year life of the investment.

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================


On December 10, 1992, as part of its investing activities, the company entered into an agreement with an unrelated manufacturing company (the seller) to purchase trade receivables on a discounted basis. On March 31, 1993, the company held uncollected purchased accounts receivable totalling $24.9 million, the maximum amount allowable under the terms of the agreement. During the first quarter of fiscal 1994, the investment was liquidated.

NOTE F--INVENTORIES

Inventories aggregating $62.9 million at March 31, 1994 and $64.2 million at March 31, 1993, are stated at cost determined by the last-in, first-out method. If the first-in, first-out method had been used for all inventories, the amounts would have been approximately $48.8 million and $50.4 million higher than reported at March 31, 1994 and 1993, respectively.

NOTE G--INSURANCE OPERATIONS

Summarized financial information of insurance operations included in the consolidated financial statements is as follows:

STATEMENTS OF FINANCIAL POSITION
                                            DECEMBER 31
                                          1993        1992
                                      ----------------------
                                      (Thousands of Dollars)
Assets:
 Investments at cost:
  Long-term bonds                       $117,543    $ 94,289
  Other investments                        7,396       7,533
                                        --------    --------
                                         124,939     101,822
 Reinsurance receivables                  44,541      38,068
 Deferred policy acquisition costs        66,264      57,055
 Miscellaneous other assets                9,300      10,655
 Land, buildings and equipment               653         602
                                        --------    --------
                                        $245,697    $208,202
                                        ========    ========
Liabilities:
 Accounts payable and accruals          $ 13,557    $ 11,282
 Policy claims and reserves               58,101      48,042
 Deferred income taxes                     5,536       7,131
 Future policy benefits                  111,064      94,384
 Postretirement benefits                   1,912       1,755
                                        --------    --------
                                         190,170     162,594
Shareholder's equity                      55,527      45,608
                                        --------    --------
                                        $245,697    $208,202
                                        ========    ========

The approximate market value of investments held by insurance operations was $127.5 million at December 31, 1993, and $103.6 million at December 31, 1992.

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================

NOTE G--INSURANCE OPERATIONS--CONTINUED

STATEMENTS OF OPERATIONS
                                                    YEAR ENDED DECEMBER 31
                                                    1993     1992      1991
                                                  --------  -------   -------
                                                     (Thousands of Dollars)

Revenue                                           $ 99,358  $86,487   $67,687
Investment income                                   10,297    8,821     6,278
                                                  --------  -------   -------
 TOTAL INCOME                                      109,655   95,308    73,965
Cost of services provided                           67,529   58,857    44,282
Marketing, administrative and general expenses      28,489   26,267    23,023
                                                  --------  -------   -------
 EARNINGS BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT                                  13,637   10,184     6,660

Income taxes                                         5,000    3,352     2,290
                                                  --------  -------   -------
 EARNINGS BEFORE CUMULATIVE
 EFFECT                                              8,637    6,832     4,370

Cumulative effect of accounting changes                        (999)
                                                  --------  -------   -------
NET EARNINGS OF INSURANCE OPERATIONS              $  8,637  $ 5,833   $ 4,370
                                                  ========  =======   =======

Marketing, administrative and general expenses include deferred policy acquisition cost amortization of $11.4 million, $9.8 million and $8.6 million in calendar 1993, 1992, and 1991, respectively. Effective January 1, 1992, the insurance operations adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 106 for postretirement benefits (see Note L). In addition to the transition obligation of $1.5 million recorded January 1, 1992, net of taxes of $0.5 million, insurance operations recognized expense of $0.2 million and $0.3 million in the years ended December 31, 1993 and 1992, respectively, for postretirement benefits compared with only a minor amount in calendar 1991.

In December 1992, the FASB issued Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement eliminates the practice of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. The company's insurance subsidiary adopted Statement No. 113 as of April 1, 1993. The prior year statements of financial position and cash flows have been restated to conform to this presentation. This accounting change has no effect on earnings.

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================


NOTE H--SHORT-TERM BORROWINGS

Short-term borrowings consist of borrowings under bank lines of credit. At March 31, 1994, the company had committed lines of credit of $66,106,000, for which the company pays nominal fees. These committed lines of credit support the issuance of commercial paper and are subject to annual renewal. Unused credit under such lines totaled $54,734,000 at March 31, 1994.

Under the terms of other short-term credit facilities, the company may borrow up to $165 million on such terms as may be mutually agreed upon. These arrangements do not have termination dates and are reviewed periodically. No commitment fees or compensating balances are required for the short-term credit facilities. No borrowings were outstanding under these arrangements at March 31, 1994.

NOTE I--LONG-TERM DEBT

Long-term debt at March 31 consists of the following:

                                            1994        1993
                                        ______________________
                                        (Thousands of Dollars)

 9% debentures, due October 15, 2006      $100,000    $100,000
 7.85% ESOP Note                            16,750      17,744
 Other                                          80         104
                                          --------    --------
                                           116,830     117,848
 Less current maturities                     1,153       1,017
                                          --------    --------
                                          $115,677    $116,831
                                          ========    ========

The company's employee stock ownership plan (ESOP), which covers the majority of parent company employees, has borrowings from an insurance company under a loan agreement which is unconditionally guaranteed by the company as to principal and interest. The ESOP Note is payable in fixed, semi-annual payments through 2004. The note, which is reflected as long-term debt in the company's consolidated financial statements, was initially offset by a like amount of unearned ESOP compensation in shareholders' equity. As company contributions plus the dividends on the shares held by the ESOP are used to meet interest and principal payments, shares are released for allocation to eligible employees. The unearned ESOP compensation in shareholders' equity represents future compensation expenses related to the ESOP program and is reduced as shares are allocated.

The company made cash contributions to the ESOP of $3.0 million in fiscal 1994, $1.9 million in fiscal 1993 and $2.2 million in fiscal 1992, which were allocated to compensation expense ($1.6 million, $0.4 million and $0.7 million, respectively) and interest expense ($1.4 million, $1.5 million and $1.5 million, respectively). Dividends paid on ESOP shares, which reduce the company's required contribution, were $0.9 million in fiscal 1994, $0.8 million in fiscal 1993 and $0.7 million in fiscal 1992. Such dividends result in a tax benefit to the company which is recorded directly to retained earnings.

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================


NOTE I--LONG-TERM DEBT--CONTINUED

Based on borrowing rates available at March 31, 1994, for arrangements with similar terms and remaining maturities, the fair value of long-term debt at March 31, 1994, is not materially different from the amount reported based on historical cost, except for the debentures due October 15, 2006, which have a fair value of approximately $113.1 million based on market quotations. The debentures, however, are not redeemable.

Interest paid was $12.2 million in fiscal 1994, $12.8 million in 1993 and $16.8 million in 1992.

NOTE J--STOCK COMPENSATION PLANS

On August 7, 1991, the shareholders of the company approved a Stock Ownership Program for key employees and non-employee members of the Board of Directors of the company. Under the Program, the company may issue non-qualified and incentive stock options, stock appreciation rights or common stock to key employees. Terms and conditions of the grants will be determined by the Board of Directors when awards are granted. The company may also issue non-qualified stock options to non-employee directors under the Program, the terms and conditions of which are fixed under the provisions of the Program.

The maximum number of shares of common stock that are reserved for issuance under the Program each fiscal year is 1% of the total issued shares of the company as of the beginning of the fiscal year plus 1) any shares of common stock reserved for future grant under all other stock compensation plans of the company terminated upon adoption of the Program and 2) the shares reserved for issuance under the Program in prior fiscal years, which were not previously issued. The maximum number of shares that may be issued under all stock plans in any one fiscal year is limited to 2% of the total issued shares of the company as of the beginning of the fiscal year. The company may also issue shares of preferred stock which are convertible into shares of common stock, subject to the limitations on the number of shares of common stock, as described above, based on the number of shares of common stock issuable upon conversion of the preferred stock. During fiscal 1994 and 1993, 43,508 and 36,974 shares of common stock, respectively, were issued to key employees and 4,060 and 5,220 shares of common stock, respectively, were issued to non-employee directors. At March 31, 1994, 5,717,174 shares were available for issuance under the Program.

Non-qualified options allow for the purchase of common stock at prices not less than 85% of market price at the date of grant and expire five years after grant. The incentive stock options allow the employee to purchase shares of common stock at prices equal to market value at the date of grant and expire five years after grant. Options generally become exercisable twelve months after grant, subject to certain limitations.

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================

NOTE J--STOCK COMPENSATION PLANS--CONTINUED

A summary of shares subject to options follows:


                                   SHARES       PRICE RANGE
                                   ------       -----------
Outstanding at April 1, 1992     1,047,542    $ 5.09 - $32.47

Granted                            330,796     27.17 -  35.56
Exercised                         (243,806)     5.09 -  30.94
Cancelled                          (13,840)     9.63 -  32.46
                                 ---------
Outstanding at March 31, 1993    1,120,692      5.09 -  35.56

Granted                            775,496     23.11 -  31.00
Exercised                          (63,890)     5.09 -  28.37
Cancelled                          (15,150)    23.11 -  27.17
                                 ---------
Outstanding at March 31, 1994    1,817,148      7.13 -  35.56
                                 =========

Exercisable at March 31, 1994    1,074,358
                                 =========

The company was permitted to issue shares under a Restricted Stock Plan which reserved 2,000,000 shares of common stock for grant to key employees. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions or forfeiture. The time period over which the restrictions lapse varies and was determined by the Board of Directors when awards were granted. The restrictions on certain of the awards granted lapse over three years while the restriction period for other awards is fifteen years, or three years if certain financial goals are achieved. With the approval of the company's Stock Ownership Program, no further awards can be made under the Restricted Stock Plan. At March 31, 1994, 115,938 shares remain subject to restrictions. The compensation element related to the awarding of such shares is recognized ratably over the restriction periods.

NOTE K--SHAREHOLDERS' EQUITY

On August 5, 1992, the company's Board of Directors declared a two for one stock split payable in the form of a 100 percent stock dividend which was distributed on September 10, 1992, to holders of record on August 17, 1992. The par value of the additional 37,079,268 shares of common stock issued in connection with the stock split was credited to common stock and a like amount charged to retained earnings. All share and per share data have been restated for all periods presented to reflect the stock split.

The company is authorized to issue up to 5,000,000 shares of $1.00 par value, preferred stock. The rights of the preferred stock as to dividends, redemption, liquidation, and conversion, if any, will be determined by the Board of Directors upon issuance.

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================


NOTE K--SHAREHOLDERS' EQUITY--CONTINUED

On July 25, 1990, the Board of Directors declared a dividend distribution of one Right for each outstanding common share to shareholders at the close of business on August 13, 1990, as part of the adoption of a new Shareholder Rights Plan (the Plan). Each Right entitles the registered holder to buy from the company a unit consisting of 1/100 of a share of Series A Junior Participating Preferred Stock at a price of $180 a unit, subject to adjustment. The Rights will not be exercisable or separable from the common stock until the earlier of (1) ten days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the company's outstanding common shares; (2) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding common shares; or (3) ten business days (or such later date as the Board shall determine) after the company's Board of Directors determines that a person or group having beneficial ownership of 10% or more of the company's common stock then outstanding is an "Adverse Person" as defined in the Plan.

If a person or group acquires 15% or more of the company's shares, except pursuant to an offer for all outstanding common shares which the independent directors determine to be fair to and otherwise in the best interest of the shareholders, or in certain other circumstances, the Rights will entitle the holder to purchase a number of the company's common shares having a market value of twice the exercise price of each Right. Similarly, if the company is involved in a merger or other business combination at any time after the Rights become exercisable, the Rights will be modified so as to entitle a holder to buy a number of shares of common stock of the surviving company having a market value of twice the exercise price of each Right.

The Rights expire on August 12, 2000, unless redeemed by the company at a price of $.01 per Right, according to the terms and definitions of the Plan. Until exercised, the Right does not entitle the holder to any rights as a shareholder, including the right to vote or receive dividends.

NOTE L--RETIREMENT AND OTHER BENEFIT PLANS

The company and its subsidiaries have a number of non-contributory defined benefit plans covering a majority of employees. The benefits provided are generally based upon years of service and the employees' final average earnings (as defined). The company's objective in funding these plans is to accumulate funds sufficient to provide for all accrued benefits and to maintain a relatively stable contribution level in the future.

The company also sponsors defined contribution retirement plans covering a majority of employees. Company contributions are based on employees' earnings for non-contributory plans and on a percentage of employee contributions for contributory plans.

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================


NOTE L--RETIREMENT AND OTHER BENEFIT PLANS--CONTINUED

A summary of the composite of net periodic pension credit for the defined benefit plans and the total contribution charged to pension expense for the defined contribution plans follows:

                                                      1994       1993       1992
                                                    ---------  ---------  ---------
                                                        (Thousands of Dollars)
Defined benefit plans:
 Service cost--benefits earned during the period    $  6,159   $  5,666   $  6,017
 Interest cost on projected benefit obligation        18,280     16,293     16,255
 Actual return on plan assets                        (35,179)   (22,692)   (47,261)
 Net amortization and deferral                         7,328     (5,263)    20,808
                                                    --------   --------   --------
 Net pension credit for defined benefit plans         (3,412)    (5,996)    (4,181)
Defined contribution plans                             2,712      2,430      3,346
                                                    --------   --------   --------
                                                    $   (700)  $ (3,566)  $   (835)
                                                    ========   ========   ========


GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================


NOTE L--RETIREMENT AND OTHER BENEFIT PLANS--CONTINUED

The amounts recognized in the consolidated statements of financial position at March 31 for the company's defined benefit plans, all of which have plan assets in excess of their accumulated benefit obligations, are presented below:

                                                           1994       1993
                                                         ---------  ---------
                                                        (Thousands of Dollars)
Actuarial present value of benefit obligations:
 Vested benefit obligation                               $214,676   $184,603
                                                         ========   ========

 Accumulated benefit obligation                          $220,708   $189,656
                                                         ========   ========

 Projected benefit obligation                            $255,819   $218,588

Plan assets at fair value                                 321,775    302,354
                                                         --------   --------
Plan assets in excess of projected benefit obligation      65,956     83,766
Unrecognized net experience (gain) loss                    10,175     (8,706)
Unrecognized transition asset net of amortization         (17,798)   (20,306)
                                                         --------   --------
 Prepaid pension costs                                    $58,333    $54,754
                                                         ========   ========

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations were 7.5% and 5.5% respectively, in 1994 and 8.0% and 5.5%, respectively, in 1993. The expected long-term rate of return on plan assets used to determine the net periodic pension cost was 9.0% in fiscal 1994 and 1993 and 9.5% in fiscal 1992.

In addition to providing pension benefits, the company and certain of its subsidiaries provide unfunded medical, dental and life insurance benefits for a majority of retired employees and their eligible dependents. In order to be eligible, employees of operating units providing such benefits must retire from the company and have been covered under the company's active medical, dental and life insurance plans for five years.

Effective April 1, 1992, the company adopted the provisions of FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement requires a change to the accrual basis of accounting for postretirement benefits. The company recorded the transition obligation of $139.4 million as of April 1, 1992 as a charge to operations, net of income tax benefits of $51.7 million, as the cumulative effect of an accounting change. In

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================


NOTE L--RETIREMENT AND OTHER BENEFIT PLANS--CONTINUED

addition to the cumulative effect as of the beginning of fiscal 1993, adoption of the new Statement resulted in an increase in pretax charges for fiscal 1993 of $10.8 million, or $0.09 per share, compared with the company's previous expense recognition methodology. Previously reported quarterly results for fiscal 1993 were restated to reflect the adoption of the new principle (see Note
O). The weighted average discount rate used to determine the accumulated postretirement benefits obligation was 7.5% in 1994 and 8.0% in 1993.

The following table sets forth the combined status of the company's postretirement benefit plans other than pension plans:

                                                                                                     March 31
                                                                                                 1994         1993
                                                                                               --------     --------
                                                                                               (Thousands of Dollars)
Actuarial present value of accumulated
 postretirement benefits obligation:
   Retirees                                                                                    $ 49,721     $ 52,458
   Active participants fully eligible                                                            15,136       16,778
   Other active participants                                                                     46,874       52,071
                                                                                               --------     --------
                                                                                                111,731      121,307
Unrecognized prior service cost credit                                                           30,749       27,797
Unrecognized net experience gains                                                                14,102        1,034
                                                                                               --------     --------
Postretirement benefits obligation                                                             $156,582     $150,138
                                                                                               ========     ========

Net periodic cost for postretirement benefits other than pensions includes the following:

                                                                                                 1994         1993
                                                                                               --------     --------
                                                                                               (Thousands of Dollars)

 Service cost--benefits earned during
  the period                                                                                   $  4,743     $  6,196
 Interest cost on accumulated obligation                                                          9,266        9,943
 Prior service cost (credit)                                                                     (2,445)        (976)
                                                                                               --------     --------
                                                                                               $ 11,564     $ 15,163
                                                                                               ========     ========

In years prior to fiscal 1993, the company recognized the cost of providing these benefits as claims were incurred. Expense recognized in fiscal 1992 was $3.6 million.

During fiscal 1993 and 1994, the company's postretirement benefit plans were amended to provide for a higher level of retiree cost sharing to be phased in over time. The resulting decrease in the accumulated postretirement benefits obligation is being amortized as prior service cost (credit) along with unrealized net experience gains on a straight-line basis over the average remaining service lives of the relevant employee groups, generally between 12 and 18 years.

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
================================================================================


NOTE L--RETIREMENT AND OTHER BENEFIT PLANS--CONTINUED

For measurement purposes, assumed increases in the cost of covered benefits for fiscal 1994 were 13.9% for participants under age 65 and 9.8% for participants over age 65, decreasing to 5.5% and 5.2%, respectively, over a 9 year period. A 1% increase in the medical cost trend rate would increase the accumulated postretirement benefits obligation at March 31, 1994 by 13.1% and the fiscal 1994 expense by 16.7%.

Also during the fourth quarter of fiscal 1993 the company elected to adopt the provisions of FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." This Statement requires the accrual of the estimated obligation for future benefits as of the date an employee is terminated or becomes inactive. The company recorded the April 1, 1992 obligation of $4.3 million for this accounting change as a charge to operations, net of income tax benefits of $1.6 million, as the cumulative effect of an accounting change. The impact of the new Statement on earnings before the cumulative effect of accounting changes for fiscal 1993 was not significant.

NOTE M--INCOME TAXES

The company adopted FASB Statement No. 109, "Accounting for Income Taxes," in the fourth quarter of fiscal 1993. The cumulative effect of the change in the method of accounting for income taxes as of the beginning of fiscal 1993 and the effect of the new Statement on fiscal 1993 net earnings were not significant. Financial statements for prior years have not been restated.

The provisions for income taxes applicable to earnings before income taxes and cumulative effect of accounting changes consist of the following:


                 1994         1993      1992

                _____________________________

                   (Thousands of Dollars)
Current:
 Federal        $56,359      $63,806   $60,891
 State            8,212        8,339     7,632
                -------      -------   -------
                 64,571       72,145    68,523
Deferred:
 Federal         (6,112)      (4,816)    2,088
 State             (803)        (526)     (123)
                -------      -------   -------
                 (6,915)      (5,342)    1,965
                -------      -------   -------
                $57,656      $66,803   $70,488
                =======      =======   =======

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
- - - - - ------------------------------------------------------------------------------

NOTE M--INCOME TAXES--CONTINUED
A reconciliation of the Federal statutory income tax rate and the company's effective income tax rate follows:

                                                1994       1993      1992
                                            -------------------------------
Federal statutory rate                        35.0%       34.0%       34.0%
State income taxes net of federal benefit      3.0         2.6         2.5
Utilization of capital loss carryforwards     (2.7)       (2.2)
Other                                         (1.6)       (0.9)       (0.9)
                                              -----       ----        ----
                                              33.7%       33.5%       35.6%
                                              ====        ====        ====

The deferred income tax assets and liabilities recorded in the consolidated statement of financial position as of March 31 are as follows:

                                          Deferred Income           Deferred Income
                                             Tax Assets             Tax Liabilities
                                        --------------------      ---------------------
                                          1994      1993            1994         1993
                                        --------------------      ---------------------
                                                    (Thousands of Dollars)
Depreciation                                                       $21,411     $21,325
Employee benefit plans                                              20,497      18,576
Postretirement benefits                 $ 59,728    $ 55,551
Life insurance company costs and
  benefits                                13,551       5,875        19,701      13,500
Capital loss carryforwards                             3,100
Reserves and accruals not currently
    deductible                            37,979      33,362
Other                                        219       2,631
                                        --------    --------       -------     -------
                                         111,477     100,519        61,609      53,401
Valuation allowance                       (3,619)     (7,784)
                                        --------    --------       -------     -------
                                        $107,858    $ 92,735       $61,609     $53,401
                                        ========    ========       =======     =======

Net deferred income tax assets are included in current assets and miscellaneous noncurrent assets. The company made income tax payments of $70.7 million in fiscal 1994, $60.2 million in fiscal 1993 and $64.2 million in fiscal 1992.

NOTE N--LEGAL MATTERS
On December 31, 1992, a food wholesale distributor filed suit against the company and its principal competitors. The suit alleges price fixing in the United States baby food industry.

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
- - - - - ------------------------------------------------------------------------------

NOTE N--LEGAL MATTERS--CONTINUED

Since that date, several similar lawsuits have been filed by other food distributors and on behalf of indirect purchasers. The initial lawsuit has been certified as a class action. The lawsuits do not state specific damage amounts and the potential liability, if any, is not determinable since discovery on the merits of the case is in its early stages. Management believes the suits are without merit and intends to contest the suits vigorously. These claims when finally concluded, in the opinion of management, based upon information it presently possesses, will not have a material adverse effect on the company's consolidated financial position.

NOTE O--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a tabulation of the unaudited quarterly results of operations:

                                                      FIRST     SECOND    THIRD     FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                              ----------------------------------------------------
                                              (Thousands of Dollars, except per share amounts)
1994
- - - - - ----

Net sales and revenue                               $282,947   $310,688  $272,970  $305,233
Cost of products sold and
 services provided                                   151,543    167,845   146,699   158,860
Net earnings (1)                                      26,491     33,560    27,932    25,647
Net earnings per share (1)                               .38        .48       .40       .37

1993
- - - - - ----

Net sales and revenue                               $315,471   $344,729  $299,235  $310,049
Cost of products sold and
 services provided (2)                               174,154    198,004   172,602   171,861

Earnings before cumulative effect (3)                 32,520     32,659    24,614    43,052
Cumulative effect (2)                                (90,390)
                                                    --------    -------   -------   -------
Net earnings (loss)                                  (57,870)    32,659    24,614    43,052

Per share amounts:
Earnings before cumulative effect (3)                    .44        .44       .33       .59
Cumulative effect (2)                                  (1.22)
                                                    --------    -------   -------   -------
Net earnings (loss)                                     (.78)       .44       .33       .59

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
- - - - - ------------------------------------------------------------------------------


NOTE O--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--CONTINUED
(1) Net earnings in the fourth quarter were reduced by $13.8 million ($.20 per share) to recognize the cost of restructuring the domestic baby food, baby care and apparel operations (see Note B).

(2) Adoption of FASB Statement No. 106 and Statement No. 112 (see Note L).

(3) The company completed the sale of Buster Brown Apparel, Inc. (see Note D) in the fourth quarter and recorded a gain of $11.9 million ($.16 per share).

NOTE P--INDUSTRY SEGMENTS
The company's operations are reported in the following major industry segments:

FOOD AND BABY CARE: Principal products include baby foods, nursers, nurser accessories, toys and infant care items. These products are marketed domestically, by the company's own sales force, under the Gerber and NUK trademarks and are distributed through grocery, drug and mass merchandise outlets. In addition, international operations are conducted through certain foreign subsidiaries, export sales and licensing agreements.

APPAREL GROUP: Infant and children's sleepwear and playwear, underwear, bedding and cloth diapers are sold primarily to mass merchandise outlets under the Gerber trademark and private labels. Buster Brown children's fashion playwear and hosiery (which was divested in fiscal 1993) and Weather Tamer outerwear (which was divested in fiscal 1992) are marketed primarily through department and specialty stores.

The "Other" category includes the operations of Gerber Life Insurance Company, which is licensed for the purpose of writing and selling life and health insurance.

Sales to unaffiliated customers, intersegment sales, which are recorded at normal gross margins, operating profit, identifiable assets, depreciation and amortization and capital additions by segment, follow:

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
- - - - - ------------------------------------------------------------------------------

NOTE P--INDUSTRY SEGMENTS--CONTINUED

                                   Food and     Apparel
                                  Baby Care      Group     Other    Corporate
                                  --------------------------------------------
                                             (Thousands of Dollars)
Net Sales and Revenue:

1994
  Unaffiliated customers           $901,378     $171,102  $ 99,358
  Intersegment                                    16,101
                                   --------     --------  --------
            TOTAL                   901,378      187,203    99,358
1993
  Unaffiliated customers            899,069      283,928    86,487
  Intersegment                                    21,917
                                   --------     --------  --------
            TOTAL                   899,069      305,845    86,487
1992
  Unaffiliated customers            866,298      333,169    68,676
  Intersegment                                     2,106     1,364
                                   --------     --------  --------
            TOTAL                   866,298      335,275    70,040

                                  Food and      Apparel
                                  Baby Care      Group     Other    Corporate
                                  --------------------------------------------
                                            (Thousands of Dollars)
Operating Income:
   1994                            $171,068     $  5,902  $ 13,637   $(19,321)
   1993                             186,459       14,294    10,181    (11,286)
   1992                             198,350       10,249     7,678    (18,220)

Identifiable Assets:
   1994                            $501,161     $137,297  $240,554   $122,991
   1993                             529,127      139,381   199,959    125,973
   1992                             443,179      209,867   134,374    106,303

Depreciation and Amortization:
   1994                            $ 25,783     $  3,912  $ 11,484   $    504
   1993                              21,073        5,240     9,863        487
   1992                              17,925        6,453     8,743        489

GERBER PRODUCTS COMPANY AND SUBSIDIARIES
MARCH 31, 1994
- - - - - ------------------------------------------------------------------------------

NOTE P--INDUSTRY SEGMENTS--CONTINUED

Capital Additions:
 1994                  $38,687   $2,837   $135   $323
 1993                   57,029    8,526    311     44
 1992                   32,728    3,893    138     10

Segment operating income includes the restructuring charges described in Note B. Net corporate expenses include primarily interest and general corporate expenses, offset by interest and dividend income and a divestiture gain in fiscal 1993 (see Note D). Corporate assets include cash and cash equivalents, short-term investments, net pension assets, nontrade notes receivable and general corporate assets.

As discussed in Note L, the company adopted the provisions of FASB Statement No. 106 and Statement No. 112 effective April 1, 1992. The new methodology resulted in a decrease to operating profit for fiscal 1993 of $1,395 for the food and baby care segment, $532 for the apparel group segment, $242 for the other segment and $8,609 for corporate.

The approximate percentages of consolidated net sales and revenue by classes of products and services are:

                               1994   1993   1992
                               -----  -----  -----

 Food                          68.2%  63.2%  60.8%
 Baby care/apparel/services    31.8   36.8   39.2

Fiscal 1994 and 1993 consolidated sales and revenues included foreign sales representing 11% and 10%, of consolidated totals, respectively, while consolidated operating profit from foreign operations was not material. Consolidated identifiable assets at March 31, 1994 and 1993 included foreign assets representing 9% of consolidated totals. Foreign assets and sales and revenue were less than 10% of the related consolidated amounts in fiscal 1992. Interarea sales and export sales and their effects were not material in the fiscal years presented.

NOTE Q--SUBSEQUENT EVENTS

On May 21, 1994, the company's Board of Directors unanimously approved a merger agreement and transactions by which Sandoz Ltd. will purchase all of the company's outstanding shares of common stock, together with the Rights described in Note K, at a price of $53 per share. A tender offer will commence on or about May 27, 1994 and the merger is expected to be completed in the second or third quarter of fiscal 1995.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information under the captions "Board of Directors and Executive Officers-- Directors" and "Compliance with the Securities Exchange Act" in the Information Statement, which captions appear on pages I-3 and I-13 thereof, are incorporated herein by reference.

See "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

The information under the captions "The Board of Directors and Standing Committees of the Board," "Executive Management Compensation," and "Summary of Compensation Plans" in the Information Statement, which captions appear on pages I-5, I-7 and I-10, thereof, respectively, are incorporated herein by reference.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

The compensation committee of the Registrant's Board of Directors consisted of Messrs. Carlson, Cummings, Curry, Gerber and McAuliffe, Ms. Spitz and Dr. Wyse, none of whom was an officer or employee of the Registrant. The Registrant retained Burson-Marsteller, of which Ms. Spitz is an officer, to provide certain public relations services in the fiscal year ended March 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Security Ownership of Certain Beneficial Owners and Management", in the Information Statement, which caption appears on page I-4 thereof, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The penultimate paragraph under the caption "The Board of Directors and Standing Committees of the Board" in the Information Statement, which paragraph appears on page I-6 thereof, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)(1) - FINANCIAL STATEMENTS

    Included in Part II of this report:

          Report of Independent Auditors.

          Consolidated statements of financial position at March 31, 1994 and 1993.

          Consolidated statements of operations for the fiscal years ended March 31, 1994, 1993, and 1992.

          Consolidated statements of cash flows for the fiscal years ended March 31, 1994, 1993, and 1992.

          Consolidated statements of shareholders' equity for the fiscal years ended March 31, 1994, 1993, and 1992.

          Notes to consolidated financial statements.

    (a)(2) - FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this report:

          Schedule I - Marketable Securities - Other Investments.

          Schedule VIII - Valuation and Qualifying Accounts.

          Schedule IX - Short-Term Borrowings.

          Schedule X - Supplementary Income Statement Information.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (a)(3) - LIST OF EXHIBITS:

          (3)  (a)-    Restated Articles of Incorporation as amended through
                         July 25, 1990.(1)
               (b)-    Bylaws, as amended through July 25, 1990.(2)
          (4)  (a)-    Indenture dated as of November 1, 1982, between
                         Registrant and Harris Trust and Savings Bank.(3)
                  -    Supplemental Indenture dated as of June 1,
                         1986.
               (b)-    Form of 9% Debentures due October 15, 2006.(4)
                  -    No other debt instruments are filed. Registrant agrees to
                         furnish a copy of any of its other long-term debt agreements to the Commission upon request.
               (c)-   Rights Agreement dated as of July 25, 1990 between Gerber
                         Products Company and Harris Trust and Savings Bank.(5)
            (c)(1)-   First Amendment to Rights Agreement dated as of May 21,
                         1994 between Registrant and Harris Trust and Savings Bank.(6)
          (10)(a) -   1975 Stock Option Plan as amended on July 25, 1984.(7)(*)
               (b)-   1985 Stock Option Plan as amended on November 9,
                         1988.(8)(*)
               (c)-   Annual Bonus Plan as of April 1, 1990.(9)(*)
               (d)-   Long-Term Incentive Plan as amended on
                         November 9, 1988.(10)(*)
            (d)(1)-   Long-Term Incentive Plan dated as of February 8,
                         1989.(11)(*)
               (e)-   Stock Option Plan for Non-Employee Directors as amended on
                         November 9, 1988.(12)(*)
               (f)-   Restricted Stock Plan dated as of February 8, 1989.(13)(*)
               (g)-   Elective Deferral Plan for Senior Management
                         dated as of July 1, 1989.(14)(*)
               (h)-   Supplemental Executive Retirement Plan effective as of
                         February 8, 1989.(15)(*)
               (i)-   Outside Directors' Fee Plan as amended on May 9,
                         1989.(16)(*)
               (j)-   Form of Employment Agreement with certain
                         Executive Officers.(17)(*)
               (k)-   Schedule to Employment Agreements with certain Executive
                         Officers setting forth the particular provisions in each personal agreement.(18)(*)
               (l)-   Form of Severance Agreements with certain
                         Executive Officers.(19)(*)
            (l)(1)-   Form of Amendment to Severance Agreements with certain
                         Executive Officers.(20)(*)
               (m)-   Schedule of executive officers party to Severance
                         Agreements.(*)
               (n)-   Gerber Products Company Stock Ownership Program as of
                         November 1, 1990.(21)(*)

               (o)-   Agreement and Plan of Merger dated as of May 21, 1994 by
                         and among the Registrant, Sandos Ltd. and SL Sub Corp.
                         (22)
               (o)(1)- Amendment No. 1 dated as of May 27, 1994 to the Agreement and Plan of Merger dated as of May 21, 1994 by and among the Registrant, Sandos Ltd. and
                         SL Sub Corp. (23)
       (11)  -        Statement re: Computation of Per Share Earnings.
       (22)  -        List of subsidiaries of the Registrant.
       (24)  -        Consent of Independent Auditors.
       (25)  -        Power of Attorney (see signature page).

                         Footnotes to List of Exhibits

          (*) These exhibits are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

          (1) This Exhibit was filed as Exhibit (3)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1990, and is incorporated herein by reference.

          (2) This Exhibit was filed as Exhibit (3)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1990, and is incorporated herein by reference.

          (3) This Exhibit was filed as Exhibit (4)(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

          (4) This Exhibit was filed as Exhibit (4)(c) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

          (5) This Exhibit was filed as an Exhibit to the Registrant's Report on Amendment No. 3 to Form 8-A filed on July 26, 1990.

          (6) This Exhibit was filed as an Exhibit to the Registrant's Form 8-A/A filed on May 26, 1994, and is incorporated herein by reference.

          (7) This Exhibit was filed as Exhibit (10)(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

          (8) This Exhibit was filed as Exhibit (10)(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

          (9) This Exhibit was filed as Exhibit (10)(c) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

          (10) This Exhibit was filed as Exhibit (10)(d) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

          (11) This Exhibit was filed as Exhibit (10)(d)(1) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

          (12) This Exhibit was filed as Exhibit (10)(e) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

          (13) This Exhibit was filed as Exhibit (10)(f) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

          (14) This Exhibit was filed as Exhibit (10)(g) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

          (15) This Exhibit was filed as Exhibit 10(h) to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1990, and is incorporated herein by reference.

          (16) This Exhibit was filed as Exhibit (10)(i) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

          (17) This Exhibit was filed as Exhibit (10)(j) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

          (18) This Exhibit was filed as Exhibit (10)(k) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

          (19) This Exhibit was filed as Exhibit (10)(l) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

          (20) This Exhibit was filed as Exhibit 2 to the Registrant's Schedule 14D-9 filed on May 27, 1994, and is incorporated herein by reference.

          (21) This Exhibit was filed as Exhibit (10)(n) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

          (22) This Exhibit was filed as Exhibit 1.1 to the Registrant's
          Schedule 14D-9 filed on May 27, 1994, and is incorporated herein by reference.

          (23) This Exhibit was filed as Exhibit 1.2 to the Registrant's
          Schedule 14D-9 filed on May 27, 1994, and is incorporated herein by reference.

(b)  None.

(c) See Exhibits listed in paragraph (a)(3) hereof, which are submitted as a separate section of this report.

(d)            SCHEDULE I-MARKETABLE SECURITIES-OTHER INVESTMENTS

                    GERBER PRODUCTS COMPANY AND SUBSIDIARIES
                                 MARCH 31, 1994

          COL. A                         COL. B                     COL. C                 COL. D                    COL. E
- - - - - ------------------------------------------------------------------------------------------------------------------------------------
 Name of Issuer and Title          Number of Shares or                               Market Value of Each     Amount at Which Each
      of Each Share            Units-Principal Amounts of     Cost of Each Issue    Issue at Statement of     Portfolio of Equity
                                     Bonds and Notes                               Financial Position Date    Security Issues and
                                                                                                              Each Other Security
                                                                                                              Issue Carried in the
                                                                                                             Statement of Financial
                                                                                                                    Position
- - - - - ------------------------------------------------------------------------------------------------------------------------------------
                                 (THOUSANDS OF DOLLARS)
FIXED MATURITIES:

U.S. Government obligations             $ 43,420                   $ 43,837               $ 45,211                  $ 43,822

Public utility obligations                20,500                     21,385                 21,270                    21,319

Industrial and
 miscellaneous corporate
 obligations:
Asset backed securities                    3,098                      3,172                  3,182                     3,164
Industrial                                20,100                     21,808                 22,272                    21,624
Financial                                 23,250                     25,349                 25,875                    25,189
Transportation                               500                        486                    480                       487
Foreign                                    1,000                      1,031                  1,040                     1,028
Miscellaneous                                900                        909                    793                       910
                             -------------------------------------------------------------------------------------------------------
  Total fixed maturities                 112,768                    117,977                120,123                   117,543

MISCELLANEOUS COMMON STOCKS
                                          85,850 shares               2,071                  2,114                     2,071

MISCELLANEOUS HIGHLY
 LIQUID INVESTMENTS                        5,325                      5,325                  5,282                     5,325

                                                              ----------------------------------------------------------------------
TOTAL                                                              $125,373               $127,519                  $124,939
                                                              ======================================================================

Note: No individual security has a cost or market value in excess of 2% of the company's consolidated total assets.

                SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                    GERBER PRODUCTS COMPANY AND SUBSIDIARIES

            COL. A                            COL. B                        COL. C                      COL. D            COL. E
- - - - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                             ----------------------------------
         Description                  Balance at Beginning   Charged to Costs  Charged to Other  Deductions-Describe  Balance at End
                                           of Period           and Expenses    Accounts-Describe                        of Period
- - - - - ------------------------------------------------------------------------------------------------------------------------------------
                                     (THOUSANDS OF DOLLARS)

Year ended March 31, 1994:
 Deducted from asset accounts:
  Allowances for:
   Doubtful trade accounts                  $ 3,018              $   605                               $   235(1)        $ 3,388
   Discounts, allowances, and
     adjustments                              6,958               17,522                                18,153(2)          6,327
                                     -----------------------------------------------------------------------------------------------
                                              9,976               18,127                                18,388             9,715
   Miscellaneous doubtful
     receivables                              5,936                   21                                    74(1)          5,883

Year ended March 31, 1993:
 Deducted from asset accounts:
  Allowances for:
   Doubtful trade accounts                  $ 3,980              $   580                               $ 1,136(1)        $ 3,018
                                                                                                           406(4)
   Discounts, allowances, and
     adjustments                              8,327               22,689                                21,882(2)          6,958
                                                                                                         2,176(4)
                                     -----------------------------------------------------------------------------------------------
                                             12,307               23,269                                25,600             9,976
   Miscellaneous doubtful
     receivables                              5,873                  696                                   633(1)          5,936

Year ended March 31, 1992:
 Deducted from asset accounts:
  Allowances for:
   Doubtful trade accounts                  $ 3,332              $ 1,793             $591(3)           $ 1,736(1)        $ 3,980
   Discounts, allowances, and
     adjustments                              7,621               25,259                                24,553(2)          8,327
                                     -----------------------------------------------------------------------------------------------
                                             10,953               27,052              591               26,289            12,307
   Miscellaneous doubtful
     receivables                              4,882                1,294                                   303(1)          5,873

The amounts in Columns C and D are described as follows:

         (1)  Amounts charged off.
         (2) Amounts actually given to customers in the form of discounts and allowances.
         (3) Amount represents reserves resulting from the purchase of a 60% interest in Alima, S.A.
              See Note C to the consolidated financial statements.
         (4) Amount represents the effect of the sale of Buster Brown Apparel, Inc. on February 10, 1993.
              See Note D to the consolidated financial statements.

                       SCHEDULE IX-SHORT-TERM BORROWINGS

                    GERBER PRODUCTS COMPANY AND SUBSIDIARIES

           COL. A                     COL. B           COL. C         COL. D               COL. E                  COL. F
- - - - - --------------------------------------------------------------------------------------------------------------------------------
   Category of Aggregate          Balance at End      Weighted        Maximum              Average                Weighted
   Short-Term Borrowings            of Period          Average        Amount               Amount                 Average
                                                      Interest      Outstanding          Outstanding           Interest rate
                                                        Rate     During the Period  During the Period (3)  During the Period (4)
- - - - - --------------------------------------------------------------------------------------------------------------------------------
                              (THOUSANDS OF DOLLARS)
Year ended March 31, 1994:
Notes payable to banks (1)           $11,372            11.0%         $24,820              $10,653                 15.5%
Commercial paper (2)                       0                            5,000                  417                  3.3

Year ended March 31, 1993:
Notes payable to banks (1)           $10,557            10.9%         $10,557              $ 8,683                 10.9%
Commercial paper (2)                       0                                0                    0                    0

Year ended March 31, 1992:
Notes payable to banks (1)           $10,287            23.6%         $58,924              $11,490                  8.0%
Commercial paper (2)                       0                           15,000                1,250                  4.3

(1) Notes payable to banks include borrowings under Canadian dollar, U.S. dollar, French franc, Italian lire and Polish zloty denominated bank lines of credit which are subject to annual renewal and borrowings under short-term credit facilities which do not have termination dates but are reviewed periodically. Average interest rates include the effect of short-term borrowings for Alima, S.A., which carry an interest rate impacted by the higher Polish inflation rate. See Note C of Notes to Consolidated Financial Statements.

(2) Commercial paper matures within six months of date of issue with no provisions for the extension of its maturity. Issuance of commercial paper is supported by bank lines of credit.

(3) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

(4) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.


                   SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT
                                  INFORMATION

                    GERBER PRODUCTS COMPANY AND SUBSIDIARIES

- - - - - --------------------------------------------------------
         COL. A                       COL. B
- - - - - --------------------------------------------------------
          Item             Charged to Costs and Expenses
- - - - - --------------------------------------------------------
               (THOUSANDS OF DOLLARS)
                                Year Ended March 31
                              1994      1993       1992
                            -------    -------   -------
Maintenance and repairs     $14,711    $16,791   $13,868
Advertising costs            69,829     54,791    50,730

The other items required in this schedule do not exceed one percent of total sales and revenue in any year and are therefore omitted.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 20, 1994              GERBER PRODUCTS COMPANY

                                  /s/ ALFRED A. PIERGALLINI
                                  ------------------------------
                                     Alfred A. Piergallini
                                     Chairman of the Board,
                                     President and Chief
                                     Executive Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby severally constitutes and appoints Alfred A. Piergallini, Fred K. Schomer and Stephen R. Clark, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in the capacities indicated below, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

         Signature                          Title                      Date
         ---------                          -----                      ----
/s/ ALFRED A. PIERGALLINI    Chairman of the Board, President,     June 20, 1994
- - - - - ---------------------------  and Chief Executive Officer;
Alfred A. Piergallini        Director

/s/ FRED K. SCHOMER
- - - - - ---------------------------  Executive Vice President, Chief       June 20, 1994
Fred K. Schomer              Financial Officer; Director
                             (Principal Financial Officer)
/s/ CRAIG G. WASSENAAR
- - - - - ---------------------------  Corporate Comptroller (Principal      June 20, 1994
Craig G. Wassenaar           Accounting Officer)

/s/ ROBERT B. CARLSON
- - - - - --------------------------   Director                              June 20, 1994
Robert B. Carlson

/s/ HARRINGTON M. CUMMINGS
- - - - - --------------------------   Director                              June 20, 1994
Harrington M. Cummings

/s/ CHARLES H. CURRY
- - - - - --------------------------   Director                              June 20, 1994
Charles H. Curry

/s/ RICHARD L. McAULIFFE
- - - - - --------------------------   Director                              June 20, 1994
Richard L. McAuliffe

/s/ DANIEL F. GERBER
- - - - - --------------------------   Director                              June 20, 1994
Daniel F. Gerber

/s/ GLORIA S. SPITZ
- - - - - --------------------------   Director                              June 20, 1994
Gloria S. Spitz

/s/ BONITA W. WYSE
- - - - - --------------------------   Director                              June 20, 1994
Bonita W. Wyse

                                 EXHIBIT INDEX

(3)    (a)-     Restated Articles of Incorporation as amended through
                  July 25, 1990.(1)
       (b)-     Bylaws, as amended through July 25, 1990.(2)
(4)    (a)-     Indenture dated as of November 1, 1982, between
                  Registrant and Harris Trust and Savings Bank.(3)
          -     Supplemental Indenture dated as of June 1, 1986.
       (b)-     Form of 9% Debentures due October 15, 2006.(4)
          -     No other debt instruments are filed. Registrant agrees
                  to furnish a copy of any of
                  its other long-term debt agreements to the Commission
                  upon request.
       (c)-     Rights Agreement dated as of July 25, 1990, between
                  Gerber Products Company
                  and Harris Trust and Savings Bank.(5)
       (c)(1)-  First Amendment to Rights Agreement dated as of May 21, 1994 between
                  Registrant and Harris Trust and Savings Bank.(6)
(10)   (a)-     1975 Stock Option Plan as amended on July 25, 1984.(7)
       (b)-     1985 Stock Option Plan as amended on November 9, 1988.(8)
       (c)-     Annual Bonus Plan as of April 1, 1990.(9)
       (d)-     Long-Term Incentive Plan as amended on November 9,
                  1988.(10)
       (d)(1)-  Long-Term Incentive Plan dated as of February 8,
                  1989.(11)
       (e)-     Stock Option Plan for Non-Employee Directors as amended on November
                  9, 1988.(12)
       (f)-     Restricted Stock Plan dated as of February 8, 1989.(13)
       (g)-     Elective Deferral Plan for Senior Management dated as of July 1,
                  1989.(14)
       (h)-     Supplemental Executive Retirement Plan effective as of
                  February 8, 1989.(15)
       (i)-     Outside Directors' Fee Plan as amended on May 9, 1989.(16)
       (j)-     Form of Employment Agreement with certain Executive
                  Officers.(17)
       (k)-     Schedule to Employment Agreements with certain Executive Officers setting forth the particular provisions in each personal agreement.(18)
       (l)-     Form of Severance Agreements with certain Executive
                  Officers.(19)
       (l)(1)-  Form of Amendment to Severance Agreements with certain Executive
                  Officers.(20)
       (m)-     Schedule of executive officers party to Severance
                  Agreements.
       (n)-     Gerber Products Company Stock Ownership Program as of
                  November 1, 1990.(21)
       (o)-     Agreement and Plan of Merger dated as of May 21, 1994 by
                  and among the Registrant, Sandos Ltd. and SL Sub Corp. (22)

       (o)(1)-  Amendment No. 1 dated as of May 27, 1994 to the Agreement and Plan of Merger dated as of May 21, 1994 by and among
                  the Registrant, Sandos Ltd. and SL Sub Corp. (23)
(11)    -       Statement re: Computation of Per Share Earnings.
(22)    -       List of subsidiaries of the Registrant.
(24)    -       Consent of Independent Auditors.
(25)    -       Power of Attorney (see signature page).

                         Footnotes to Index of Exhibits

     (1) This Exhibit was filed as Exhibit (3)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1990, and is incorporated herein by reference.

     (2) This Exhibit was filed as Exhibit (3)(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1990, and is incorporated herein by reference.

     (3) This Exhibit was filed as Exhibit (4)(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

     (4) This Exhibit was filed as Exhibit (4)(c) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

     (5) This Exhibit was filed as Exhibit (4)(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1989 and is incorporated herein by reference.

     (6) This Exhibit was filed as an Exhibit to the Registrant's Form 8-A/A filed on May 26, 1994, and is incorporated herein by reference.

     (7) This Exhibit was filed as Exhibit (10)(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

     (8) This Exhibit was filed as Exhibit (10)(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

     (9) This Exhibit was filed as Exhibit (10)(c) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

     (10) This Exhibit was filed as Exhibit (10)(d) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

     (11) This Exhibit was filed as Exhibit (10)(d)(1) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

     (12) This Exhibit was filed as Exhibit (10)(e) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

     (13) This Exhibit was filed as Exhibit (10)(f) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

     (14) This Exhibit was filed as Exhibit (10)(g) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

     (15) This Exhibit was filed as Exhibit 10(h) to Registrant's Report on Form 10-K for the fiscal year ended March 31, 1990, and is incorporated herein by reference.

     (16) This Exhibit was filed as Exhibit (10)(i) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

     (17) This Exhibit was filed as Exhibit (10)(j) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

     (18) This Exhibit was filed as Exhibit (10)(k) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

     (19) This Exhibit was filed as Exhibit (10)(l) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1989, and is incorporated herein by reference.

     (20) This Exhibit was filed as Exhibit 2 to the Registrant's Schedule 14D-9 filed on May 27, 1994, and is incorporated herein by reference.

     (21) This Exhibit was filed as Exhibit (10)(n) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1991, and is incorporated herein by reference.

     (22) This Exhibit was filed as Exhibit 1.1 to the Registrant's Schedule 14D-9 filed on May 27, 1994, and is incorporated herein by reference.

     (23) This Exhibit was filed as Exhibit 1.2 to the Registrant's Schedule 14D-9 filed on May 27, 1994, and is incorporated herein by reference.