Form 10-Q
period 1994-06-30
GERBER PRODUCTS CO
filed 1994-08-09
CIK 41130

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------

                     Washington, D.C.  20549


           QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                      Commission file number
   June 30, 1994                                  l-4007


                     GERBER PRODUCTS COMPANY
                     -----------------------

(Exact name of Registrant as specified in its charter)

      Michigan                                    38-0558270
      --------                                    ----------
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

445 State Street, Fremont, Michigan                  49413
- - -----------------------------------                  -----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  616-928-2000

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

    As of July 31, 1994, 69,620,654 shares of the issuer's common stock, $2.50 par value, were outstanding.

                      PART 1 - FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 GERBER PRODUCTS COMPANY AND SUBSIDIARIES


                                           JUNE 30,     MARCH 31,
                                             1994         1994
                                         -------------- ---------
                                          (Thousands of Dollars)

               ASSETS

Current assets:
   Cash and cash equivalents                 $ 42,615   $ 47,562
   Accounts receivable, less allowances       109,116    107,061
   Reinsurance receivables                     42,953     44,541
   Inventories:
      Finished products                       105,069    109,382
      Work-in-process                          31,334     30,862
      Raw materials and supplies               43,804     50,904
                                             --------   --------
                                              180,207    191,148
   Deferred income taxes                       50,093     50,256
                                             --------   --------
      TOTAL CURRENT ASSETS                    424,984    440,568
Other assets:
   Investments held by insurance operations   127,869    124,939
   Deferred policy acquisition costs           67,784     66,264
   Prepaid pension costs                       60,861     58,333
   Miscellaneous                               95,041     77,729
                                           ---------- ----------
      TOTAL OTHER ASSETS                      351,555    327,265
Land, buildings and equipment:
   Cost                                       423,446    415,427
   Allowances for depreciation               (186,058)  (181,257)
                                           ---------- ----------
      TOTAL LAND, BUILDINGS AND EQUIPMENT     237,388    234,170
                                           ---------- ----------
                                           $1,013,927 $1,002,003
                                           ========== ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                     $ 10,440   $ 11,372
   Accounts payable                            48,812     62,578
   Salaries, wages and other compensation      46,438     48,336
   Local taxes, interest and other expenses    71,135     72,962
   Income taxes                                20,319     17,408
   Policy claims and reserves                  61,071     58,101
   Current maturities of long-term debt         1,147      1,153
                                             --------   --------
      TOTAL CURRENT LIABILITIES               259,362    271,910

Long-term debt                                115,677    115,677
Future policy benefits                        115,324    111,064
Postretirement benefits obligation            158,887    156,582
Shareholders' equity - Note C
   Common stock - issued and outstanding:
      June 30, 1994 - 69,615,249 shares;
      March 31, 1994 - 69,377,933 shares      174,038    173,445
   Paid-in Capital                              6,081        921
   Retained earnings                          208,475    196,238
   Foreign currency translation adjustments    (4,423)    (4,816)
   Unearned restricted stock compensation      (2,743)    (2,014)
   Unearned ESOP compensation                 (16,751)   (17,004)
                                           ---------- ----------
                                              364,677    346,770
                                           ---------- ----------
                                           $1,013,927 $1,002,003
                                           ========== ==========
Subject to audit and year-end adjustments.

See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 GERBER PRODUCTS COMPANY AND SUBSIDIARIES

                                             THREE MONTHS ENDED
                                                  JUNE 30
                                             ------------------
                                               1994      1993
                                             --------  --------
                                           (Thousands of Dollars)

Net sales and revenue                        $285,054  $282,947
Interest, royalties & other income              7,196     7,878
                                             --------  --------
      TOTAL INCOME                            292,250   290,825

Deductions from income:
  Cost of products sold and services
   provided                                   151,016   151,543
  Marketing, distribution, administrative
   and general expenses                        95,473    94,933
  Interest expense                              2,853     3,036
                                             --------  --------
      TOTAL DEDUCTIONS                        249,342   249,512
                                             --------  --------
      EARNINGS BEFORE INCOME TAXES             42,908    41,313
Income taxes                                   15,834    14,822
                                             --------  --------
      NET EARNINGS                           $ 27,074  $ 26,491
                                             ========  ========
Earnings per share on average shares
  outstanding of 69,458,562 for 1994
  and 70,480,341 for 1993


      NET EARNINGS PER SHARE                 $   0.39  $   0.38
                                             ========  ========

Dividends per share                          $  0.215  $  0.205
                                             ========= ========
Subject to audit and year-end adjustments.

See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 GERBER PRODUCTS COMPANY AND SUBSIDIARIES

                                             THREE MONTHS ENDED
                                                  JUNE 30
                                           ----------------------
                                               1994      1993
                                             --------  --------
                                           (Thousands of Dollars)
OPERATING ACTIVITIES
   Net earnings                              $ 27,074  $ 26,491
   Items in net earnings not requiring
     (providing) cash:
      Depreciation and amortization            10,115     9,775
      Deferred income taxes                       151      (113)
      Policy acquisition costs deferred        (4,123)   (5,838)
      Other                                      (703)   (3,524)
      Changes in operating assets and
          liabilities:
            Accounts receivable                (1,801)   12,983
            Inventories                        10,590     4,261
            Reinsurance receivables             1,588    (2,218)
            Other assets                        5,683    (2,141)
            Accounts payable and
              accrued expenses                (14,812)      545
            Policy claims and future
              policy benefits                   7,230     8,112
                                             --------  --------
          CASH FROM OPERATING ACTIVITIES       40,992    48,333

INVESTING ACTIVITIES
   Purchases of land, buildings and
      equipment                               (14,057)  (13,715)
   Proceeds from sale of land, buildings
      and equipment                             3,707     2,869
   Purchases of investments by insurance
      operations                              (19,876)  (37,388)
   Sale or maturity of investments held by
      insurance operations                     15,349    33,530
   Decrease in short-term investments                    24,938
   Other investments                          (20,000)  (12,356)
   Other                                          (71)    1,604
                                             --------  --------

          CASH USED IN INVESTING
            ACTIVITIES                        (34,948)     (518)

FINANCING ACTIVITIES
   Net decrease in short-term
      borrowings                               (1,081)   (1,885)
   Payments of long-term debt                      (6)       (6)
   Cash dividends                             (14,922)  (14,445)
   Repurchase of shares of common stock                 (73,415)
   Issuance of shares under stock option
      plans                                     6,165       105
   Other                                       (1,147)     (146)
                                             --------  --------
           CASH USED IN FINANCING ACTIVITIES  (10,991)  (89,792)
                                             --------  --------

   DECREASE IN CASH AND CASH EQUIVALENTS       (4,947)  (41,977)

Cash and cash equivalents at beginning of
     year                                      47,562    95,390
                                             --------  --------
           CASH AND CASH EQUIVALENTS
               AT END OF PERIOD               $42,615  $ 53,413
                                             ========  ========

Subject to audit and year-end adjustments.

See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            GERBER PRODUCTS COMPANY AND SUBSIDIARIES
                THREE MONTHS ENDED JUNE 30, 1994


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending March 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended March 31, 1994.


NOTE B - LEGAL MATTERS

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

NOTE C - MERGER AGREEMENT

On May 21, 1994, the company's Board of Directors unanimously approved a merger agreement by which Sandoz Ltd. will acquire all of the company's outstanding shares of common stock at a price of $53 per share. A cash tender offer has commenced for all of the outstanding shares of common stock and is scheduled to expire on August 24, 1994, subject to the receipt of certain regulatory approvals. The merger is expected to be completed in the second or third quarter of fiscal 1995.

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES  - June 30, 1994, compared to
March 31, 1994:

Cash provided by operating activities amounted to $40,992,000. The issuance of shares of common stock under stock option plans provided $6,165,000 of cash. These funds were used to pay dividends of $14,922,000. Additions to land, buildings, and equipment, which consisted primarily of renewals and replacements to maintain and improve existing capacity, amounted to $14,057,000 during the period.


RESULTS OF OPERATIONS BY SEGMENT - Three months ended June 30,
1994, compared to three months ended June 30, 1993 (in thousands):

                           THREE MONTHS ENDED JUNE 30
                      Sales and Revenue      Operating Profit
                       1994       1993       1994       1993
                      ------------------  ----------------------
Food and Baby Care
  Food                $195,027  $200,806
  Baby Care             25,636    24,522
                      --------  --------
  Total                220,663   225,328    $ 43,714  $ 41,999

Apparel Group           38,003    32,708       2,172       426
Other                   26,388    24,911       2,138     4,260
                      --------  --------    --------  --------
  Total               $285,054  $282,947      48,024    46,685
                      ========  ========
Corporate
  Interest expense                            (2,853)   (3,036)
  Investment income                            1,698     2,022
  General corporate expense                   (3,961)   (4,358)
                                             -------   -------
Earnings Before Taxes                         42,908    41,313
Income Taxes                                  15,834    14,822
                                             -------   -------
Net Earnings                                $ 27,074  $ 26,491
                                            ========  ========

Food sales declined by $5,779,000, or 2.9%, due to a 4% decline in worldwide baby food volumes. Domestic baby food volumes declined 2.1% due to a lower birth rate and reduced consumption levels. Baby care sales increased by $1,114,000, or 4.5%, due to higher domestic sales volumes. Gross margin dollars declined due to the reduced sales volumes partially offset by lower product costs. Operating expenses declined due to lower consumer and trade promotional expenditures. Food and baby care operating income increased by $1,715,000 or 4.1%.

Apparel sales increased by $5,295,000, or 16.2%, as higher underwear and bed and bath sales were partially offset by lower sleepwear sales. Gross margin dollars increased due to the higher sales volumes and increased operating efficiencies. Operating income increased by $1,746,000.

Revenue for the Other segment, which now includes only Gerber Life Insurance Company, increased by $1,477,000, or 5.9%. Results for the current year include $88,000 of capital gains from the sale of investments as compared to $2,201,000 in the prior year. Excluding the effect of capital gains, operating income declined by $9,000 or 0.4%.

Interest expense declined due to a lower level of debt than in the prior year. Investment income declined due to a lower level of cash and short-term investments in the current year partially offset by higher earnings from our 49%-owned Mexican subsidiary. Corporate expenses declined due to lower consulting expenses. The effective income tax rate increased from 35.9% to 36.9% due primarily to an increase in the statutory federal income tax rate.

Net earnings increased by $583,000 or $.01 per share.

                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
- - -------  ---------------------------------
  (a)    List of Exhibits:

         11   Statement re Computation of Per Share
              Earnings.

  (b)     A Form 8-K dated May 21, 1994 was filed reporting that
          Registrant and Sandoz Ltd. entered into a definitive merger agreement and that certain amendments were made to Registrant's Rights Agreement.

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GERBER PRODUCTS COMPANY
                                        (Registrant)


Date:  August 9, 1994         By:  /s/ Fred K. Schomer

                              -----------------------------------
                                    Fred K. Schomer
                                    Executive Vice President and
                                     Principal Financial Officer



Date:  August 9, 1994         By:  /s/ Craig G. Wassenaar

                              -----------------------------------
                                    Craig G. Wassenaar
                                    Corporate Comptroller,
                                    Principal Accounting Officer

                              EXHIBIT INDEX
                              -------------

11       Statement re Computation of Per Share Earnings.